Form 10QSB
period 2002-03-31
ZALDIVA INC
filed 2002-05-15
CIK 1168325

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________  to____________

                        Commission File No. 0-49652

                                ZALDIVA, INC.
                                -------------
              (Name of Small Business Issuer in its Charter)


           FLORIDA                                 65-0773383
           -------                                 ----------
(State or other jurisdiction of                (I.R.S. Employer I.D. No.)
incorporation or organization)

                      2805 East Oakland Park Blvd. #376
                          Fort Lauderdale, FL 33306
                          -------------------------
                   (Address of Principal Executive Office)

Issuer's Telephone Number, including Area Code:  (877) 925-3482

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X  No                (2) Yes X     No
        ---   ---                    ---      ---

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.



                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               March 31, 2002

                                 5,000,000

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence of the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                          Zaldiva, Inc.
                   [A Development Stage Company]


                  Condensed Financial Statements

                           March 31, 2002

                          Zaldiva, Inc.
                   [A Development Stage Company]
                     Condensed Balance Sheet
                           (Unaudited)
                              ASSETS

                                                       March 31,
                                                         2002
Current Assets
  Cash                                                $   8,591
  Inventory                                              26,658
                                                      ---------
          Total Current Assets                           35,249

  Equipment, Net                                         22,020

TOTAL ASSETS                                          $  57,269
                                                      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current Liabilities                                 $       0
                                                      ---------
          Total Current Liabilities                           0

Stockholders' Equity
  Common stock                                            5,000
  Additional paid in capital                             85,000
  Deficit accumulated during the development stage      (32,731)
                                                      ---------
          Total Stockholders' Equity                     57,269
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  57,269
                                                      =========

                    See accompanying notes

                          Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)
                               For the Three           For the Three
                                Months Ended            Months Ended
                               March 31, 2002          March 31, 2001
Revenues
  Cigar and Accessories           $    64,409          $    6,755
  Internet                             15,446                   0
Cost of sales                         (16,102)             (1,429)
                                  -----------          ----------
    Gross Profit                       63,753               5,326

Operating expense                      47,647               5,214
                                  -----------          ----------
Operating loss                         16,106                 112

Other income or expense                     0                   0
                                  -----------          ----------
Net income (loss)                      16,106                 112
                                  ===========          ==========
Net Income (loss) per Share       $      0.00          $     0.00
                                  ===========          ==========
Weighted Average Number of Shares
Outstanding                         5,000,000           1,722,370
                                  ===========          ==========

                              See accompanying notes

                          Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)
                               For the Six      For the Six   From August 11,
                               Months Ended     Months Ended   1997 Through
                                 March 31,        March 31,      March 31,
                                  2002              2001           2002
Revenues
  Cigar and Accessories           $    84,072     $   24,158    $  261,477
  Internet                             23,720              0        23,720
Cost of sales                         (25,127)        (7,467)      (61,990)
                                  -----------     ----------    ----------
    Gross Profit                       82,665         16,691       223,207

Web site development costs              8,995          4,878        34,355
Operating expense                      57,142         12,040       221,583
                                  -----------     ----------    ----------
Operating income (loss)                16,528           (227)      (32,731)

Other income/(expense)                      0              0             0
                                  -----------     ----------    ----------
Net income (loss)                      16,528           (227)      (32,731)
                                  ===========     ==========    ==========
Net Income (loss) per Share       $      0.00     $    (0.01)   $    (0.01)
                                  ===========     ==========    ==========
Weighted Average Number of Shares
Outstanding                         5,000,000      1,722,370     2,837,314
                                  ===========     ==========    ==========

                              See accompanying notes

                           Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Cash Flows
                            (Unaudited)
                               For the Six      For the Six   From August 11,
                               Months Ended     Months Ended   1997 Through
                                 March 31,        March 31,      March 31,
                                  2002              2001           2002
Cash Flows Used for Operating
Activities:

 Net Income (Loss)                 $    16,528     $    (227)   $   (32,731)

 Adjustments to reconcile net loss
 to net cash used for operating
 activities:

   Depreciation                            586             0            586
   Decrease in current liabilities     (10,000)            0              0
   Issued stock for services                 0             0         32,776
   Decrease in inventory                13,342             0         13,342
                                   -----------     ---------    -----------
Net Cash Flows Used for Operating
Activities                              20,456          (227)        13,973
                                   -----------     ---------    -----------

Cash Flows from Investing Activities:
   Equipment purchases                 (22,606)            0        (22,606)
                                   -----------     ---------    -----------
Net Cash Flows from Investing
   Activities                          (22,606)            0        (22,606)

Cash Flows from Financing Activities:
   Issued stock for cash                     0             0         17,224
                                   -----------     ---------    -----------
Net Cash Flows Used for Investing
Activities                                   0             0         17,224
                                   -----------     ---------    -----------

Net Increase (Decrease) in Cash         (2,150)         (227)         8,591

Beginning Cash Balance                  10,741           858              0
                                   -----------     ---------    -----------
Ending Cash Balance                $     8,591     $     631    $     8,591
                                   ===========     =========    ===========

Supplemental disclosure:

  Cash paid for interest           $         0     $       0    $         0

  Cash paid for income taxes       $         0     $       0    $         0

  Inventory/Assets contributed in  $    40,000     $       0    $    40,000

                      See accompanying notes

                           Zaldiva, Inc.
                   [A Development Stage Company]
              Notes to Condensed Financial Statements
                            March 31, 2002


     PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
     and Exchange Commission.   Certain information and disclosures normally
     included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended September 30, 2001.

Item 2.   Management's Discussion and Analysis or Plan of operation.

Plan of Operation.
------------------

     During the next 12 months, Zaldiva intends to expand in its primary retail market, the southeastern United States. However, with an on-line presence, the potential market for our products is international. Our potential market grows proportionately to the increasing numbers of people with on-line access. Our web sites are currently accessible to English-speaking users throughout the world, and we plan to develop multi-language sites in the near future to accommodate foreign language speakers.

     The Company enjoys a loyal customer base that has been growing since its inception in 1997. Initially, we expect that a large percentage of our online sales will come from our cigar customer base, with additional sales to friends and family of loyal customers as brand recognition expands. Zaldiva plans to increase its customer base by continued marketing through Internet search engines and opt-in email subscriptions aimed at adults over 30 years of age. We expect that other advertising methods will include cable television spots, online contests and banner advertising on various web sites.

     Our initial sales are anticipated to be from our web sites and direct orders from current and past cigar customers. A small percentage of sales currently come from web site hosting. We expect that this monthly recurring revenue will continue to increase on a steady basis. We will also seek to acquire other hosting companies, although we have not identified any such acquisitions as of the date of this Report.

Results of Operations.
----------------------

For The Three Months Ended March 31, 2002 Compared to The Three Months Ended March 31, 2001
--------------

     During the quarterly period ended March 31, 2002, we received revenues of $79,855, as compared to revenues of $6,755 during the quarterly period ended March 31, 2001. Of this amount, $64,409 was from cigar and accessory sales and $15,446 came from our internet sources.

     Operating expenses during these periods were $47,647 and $5,214, respectively. Net income was $16,106 and $112 during these periods.

For The Six Months Ended March 31, 2002, Compared to The Six Months Ended March 31, 2001
--------------

     For the six months ended March 31, 2002 and 2001, and from inception through March 31, 2002, the Company had revenues of $107,792, $24,158 and $285,197, respectively. For the six months ended March 31, 2002, $84,072 was from cigar and accessory sales and $23,720 was from our internet sources. During the other periods, all of our revenues were derived from sales of cigars and accessories.

     We incurred net income and losses of $16,528, ($227) and ($32,731), respectively, for the quarters ended March 31, 2002 and 2001, and from inception through March 31, 2002.

     The Company had income/loss per share of $0.00, ($0.01) and ($0.01), during the quarters ended March 31, 2002 and 2001, and from inception to March 31, 2002.

Liquidity.
----------

     The Company had cash on hand of $8,591 at March 31, 2002.

     The Company has accumulated losses totaling $32,731 from inception to March 31, 2002, and is still developing operations. Net income for the six months ended March 31, 2002, was $16,528. Financing for the Company's activities to date has been primarily provided by issuance of common stock for cash and for services. The Company's ability to achieve a level of profitable operations and/or additional financing may affect the Company's ability to continue as a going concern.

Forward-Looking Information.
----------------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the market in our industry, our ability to continue to market products acceptable to consumers, and our ability to retain relationships with suppliers, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the internet retailing industry, the development of products that may be superior to the products offered by the Company, competition, changes in the quality or composition of the Company's products, our ability to develop new products, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          None.

          (b) Reports on Form 8-K.

          None.

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ZALDIVA, INC.


Date: 5/15/02                            By:/s/Robert B. Lees
                                            ------------------------
                                            Robert B. Lees, Director
                                            and President


Date: 5/15/02                            By:/s/John A. Palmer, Jr.
                                            ------------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer