Form 10QSB/A
period 2002-03-31
ZALDIVA INC
filed 2002-05-30
CIK 1168325

FORM 10-QSB/A-1

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

                          Zaldiva, Inc.
                   [A Development Stage Company]


                  Condensed Financial Statements

                           March 31, 2002

                          Zaldiva, Inc.
                   [A Development Stage Company]
                     Condensed Balance Sheet
                           (Unaudited)
                              ASSETS

                                                       March 31,
                                                         2002
Current Assets
  Cash                                                $   8,591
  Inventory                                              26,658
                                                      ---------
          Total Current Assets                           35,249

  Equipment, Net                                         22,020

TOTAL ASSETS                                          $  57,269
                                                      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current Liabilities                                 $       0
                                                      ---------
          Total Current Liabilities                           0

Temporary Equity                                         17,223
Stockholders' Equity
  Common stock                                            3,278
  Additional paid in capital                             69,499
  Deficit accumulated during the development stage      (32,731)
                                                      ---------
          Total Stockholders' Equity                     40,046
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  57,269
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

                                         ZALDIVA, INC.


Date: 5/29/02                            By: /s/ Robert B. Lees
     ----------                             ------------------------
                                            Robert B. Lees, Director
                                            and President


Date: 5/29/02                            By: /s/ John A. Palmer, Jr.
     -----------                            ------------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer