Form 10QSB
period 2002-06-30
ZALDIVA INC
filed 2002-08-13
CIK 1168325

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________  to____________

                        Commission File No. 000-49652

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

                                June 30, 2002

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


                  Condensed Financial Statements

                            June 30, 2002

                          Zaldiva, Inc.
                   [A Development Stage Company]
                     Condensed Balance Sheet
                           (Unaudited)
                              ASSETS

                                                        June 30,
                                                         2002
Current Assets
  Cash                                                $  27,319
  Inventory                                              31,567
                                                      ---------
          Total Current Assets                           58,886

  Equipment, Net                                         21,434

TOTAL ASSETS                                          $  80,320
                                                      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current Liabilities                                 $       0
                                                      ---------
          Total Current Liabilities                           0

Temporary Equity                                         17,223
Stockholders' Equity
  Common stock                                            3,278
  Additional paid in capital                             69,499
  Deficit accumulated during the development stage       (9,680)
                                                      ---------
          Total Stockholders' Equity                     63,097
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  80,320
                                                      =========

                    See accompanying notes

                          Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)
                               For the Three           For the Three
                                Months Ended            Months Ended
                               June 30, 2002           June 30, 2001
Revenues
  Cigar and Accessories           $    85,566          $    5,680
  Internet                             12,966                   0
Cost of sales                         (22,364)             (1,619)
                                  -----------          ----------
    Gross Profit                       76,168               4,061

Operating expense                      53,116               4,053
                                  -----------          ----------
Operating income (loss)                23,052                   8

Other income or expense                     0                   0
                                  -----------          ----------
Net income (loss)                      23,052                   8
                                  ===========          ==========
Net Income (loss) per Share       $      0.00          $     0.00
                                  ===========          ==========
Weighted Average Number of Shares
Outstanding                         5,000,000           5,000,000
                                  ===========          ==========

                              See accompanying notes

                          Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)
                               For the Nine     For the Nine   From August 11,
                               Months Ended     Months Ended   1997 Through
                                  June 30,        June 30,       June 30,
                                  2002              2001           2002
Revenues
  Cigar and Accessories           $   169,638     $   29,838    $  347,043
  Internet                             36,686              0        36,686
Cost of sales                         (47,491)        (9,086)      (84,354)
                                  -----------     ----------    ----------
    Gross Profit                      158,833         20,752       299,375

Web site development costs             11,995          7,737        37,355
Operating expense                     107,258         13,234       271,700
                                  -----------     ----------    ----------
Operating income (loss)                39,580           (219)       (9,680)

Other income/(expense)                      0              0             0
                                  -----------     ----------    ----------
Net income (loss)                      39,580           (219)       (9,680)
                                  ===========     ==========    ==========
Net Income (loss) per Share       $      0.01     $    (0.01)   $    (0.01)
                                  ===========     ==========    ==========
Weighted Average Number of Shares
Outstanding                         5,000,000      2,814,913     3,006,390
                                  ===========     ==========    ==========

                              See accompanying notes

                           Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Cash Flows
                            (Unaudited)
                               For the Nine     For the Nine   From August 11,
                               Months Ended     Months Ended   1997 Through
                                 June 30,         June 30,       June 30,
                                  2002              2001           2002
Cash Flows Used for Operating
Activities:

 Net Income (Loss)                 $    39,580     $    (219)   $    (9,680)

 Adjustments to reconcile net loss
 to net cash used for operating
 activities:

   Depreciation                          1,172             0          1,172
   Decrease in current liabilities     (10,000)            0              0
   Issued stock for services                 0             0         32,777
   Increase in inventory                 8,432             0          8,432
                                   -----------     ---------    -----------
Net Cash Flows from Operating
Activities                              39,184          (219)        32,701
                                   -----------     ---------    -----------

Cash Flows from Investing Activities:
   Equipment purchases                 (22,606)            0        (22,606)
                                   -----------     ---------    -----------
Net Cash Flows from Investing
   Activities                          (22,606)            0        (22,606)

Cash Flows from Financing Activities:
   Issued stock for cash                     0             0         17,224
                                   -----------     ---------    -----------
Net Cash Flows Used for Investing
Activities                                   0             0         17,224
                                   -----------     ---------    -----------

Net Increase (Decrease) in Cash         16,578          (219)        27,319

Beginning Cash Balance                  10,741           858              0
                                   -----------     ---------    -----------
Ending Cash Balance                $    27,319     $     639    $    27,319
                                   ===========     =========    ===========

Supplemental disclosure:

  Cash paid for interest           $         0     $       0    $         0

  Cash paid for income taxes       $         0     $       0    $         0

  Inventory/Assets contributed in  $    40,000     $       0    $    40,000

                      See accompanying notes

                           Zaldiva, Inc.
                   [A Development Stage Company]
              Notes to Condensed Financial Statements
                            June 30, 2002


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

     INVENTORY/RELATED PARTY TRANSACTION

     During the six months ended March 31, 2002, a founder and shareholder of the Company (holder of 9.3% of the outstanding common stock) has contributed inventory valued at $40,000, which approximates fair market value. The contribution was recorded as additional paid-in capital and was made in an effort to increase equity and inventory without the use of cash. Additional, similar transactions may occur in the event the Company is unable to purchase inventory for future sales.

Item 2.   Management's Discussion and Analysis or Plan of operation.

Plan of Operation.
------------------

     Zaldiva intends to expand in its primary market, the southeastern United States. However, with an on-line presence, the potential market for our products is international. Our potential market grows proportionately to the increasing numbers of people with on-line access. Our web sites are currently accessible to English-speaking users throughout the world, and we plan to develop multi-language sites in the near future to accommodate foreign language speakers.

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

     Depending on current market conditions Zaldiva will seek to establish a coffee bar/art gallery in Fort Lauderdale, Florida.

     Our future sales are anticipated to be from our web sites and direct orders from current and past cigar customers. A small percentage of sales currently come from web site hosting. We expect that this monthly recurring revenue will continue to increase on a steady basis. We will also seek to acquire other hosting companies, although we have not identified any such acquisitions as of the date of this Report.

Results of Operations.
----------------------

For The Three Months Ended June 30, 2002 Compared to The Three Months Ended June 30, 2001
-------------

     During the quarterly period ended June 30, 2002, we received revenues of $98,532, as compared to revenues of $5,680 during the quarterly period ended June 30, 2001. In the 2002 period, $85,566 was from cigar and accessory sales and $12,966 came from our internet sources. In the 2001 period, all revenue was derived from sales of cigars and accessories. Costs of sales during these periods were $22,364 and $1,619, respectively. These figures reflect our substantially increasing sales volume from one period to the next.

     Operating expenses increased to $53,116 during the quarterly period ended June 30, 2001, from $4,053 in the year-ago period. This increase was due principally to increased legal and accounting fees incurred in connection with the preparation of our Registration Statement on Form 10-SB, filed February 28, 2002, and amendments thereto, as well as the periodic reports that we file with the Securities and Exchange Commission. Net income was $23,052 in the three months ended June 30, 2002, as compared to $8 during the June 30, 2001, period.

For The Nine Months Ended June 30, 2002, Compared to The Nine Months Ended June 30, 2001
-------------

     For the nine months ended June 30, 2002, and 2001, the Company received revenues of $206,324 and $29,838, respectively. For the nine months ended June 30, 2002, $169,638 in revenue was from cigar and accessory sales and $36,686 was from our internet sources. During the year-ago period, all of our revenues were derived from sales of cigars and accessories. Cost of goods sold was $47,491 and $9,086, respectively.

     Operating expenses increased to $107,258 in the nine months ended June 30, 2002, from $13,234 in the nine months ended June 30, 2001. Web site development costs also increased to $11,995, from $7,737. Operating income
(loss) was $39,580 and ($219), respectively. As the Company did not have any other income or expense during these periods, net income (loss) was also $39,580 and ($219), respectively.

Liquidity.
----------

     The Company had cash on hand of $27,319 at June 30, 2002.

     The Company has accumulated losses totaling $9,680 from inception to June 30, 2002, and is still developing operations. Net income for the nine months ended June 30, 2002, was $39,580.

     During the nine months ended June 30, 2002, all of the Company's liquidity has come from its operating activities. We have only begun to realize an operating profit and we can not guarantee that we will continue to make a profit in the future. If we are not able to sustain an operating profit, we expect that we will have to raise money by selling shares of common stock or through loans. Financing for the Company's activities to date has been primarily provided by issuance of common stock for cash and for services. The Company's ability to achieve a level of profitable operations and/or additional financing may affect the Company's ability to continue as a going concern.

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

                                         ZALDIVA, INC.


Date: 8-13-02                            By: /s/ Robert B. Lees
      -------                               ------------------------
                                            Robert B. Lees, Director
                                            and President


Date: 8-13-02                            By: /s/ John A. Palmer, Jr.
      -------                               ------------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Zaldiva, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Robert B. Lees, President, and John A. Palmer, Jr., Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Robert B. Lees
-----------------
President
08/12/02

/s/John A. Palmer, Jr.
----------------------
Treasurer
Director
08/12/02