Form 10KSB
period 2002-09-30
ZALDIVA INC
filed 2002-12-30
CIK 1168325

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 000-49652
                   -----------------------------

                          ZALDIVA, INC.
                          -------------
          (Name of Small Business Issuer in its Charter)

            FLORIDA                                 65-0773383
            -------                                 ----------
(State or other jurisdiction of                (I.R.S. incorporation or
        organization)                             Employer I.D. No.)

                      2805 East Oakland Park Blvd. #376
                          Fort Lauderdale, FL 33306
                          -------------------------
                   (Address of Principal Executive Office)

Issuer's Telephone Number, including Area Code:  (877) 925-3482

                               N/A
                               ---
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None Name of Each Exchange on Which Registered: None
Securities Registered under Section 12(g) of the Exchange Act:

                    $0.001 par value common stock

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: September 30, 2002 - $297,035.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 20, 2002 - $2,917. There are approximately 2,917,370 shares of common voting stock of the Registrant beneficially owned by non-affiliates. There is no public market for the common stock of the Registrant, so this computation is arbitrarily based upon par value per share of $0.001 per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           December 20, 2002

                               5,000,000*

     * On April 23, 1999, the Company issued 1,722,370 shares of its $0.001 par, "unregistered" and "restricted" common stock to individuals for cash of $0.01 per share. These shares were issued in an offering which was not conducted in compliance with applicable federal and state exemptions from registration and may be subject to a recission. These shares are included in the above number but have been disclosed as "temporary equity" on the financial statements. For more information see Part I, Item 1 of this Annual Report.

                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization and Charter Amendments
     -----------------------------------

     Zaldiva, Inc. ("Zaldiva" or "we" or "us") was organized under the laws of the State of Florida on August 11, 1997, under the name "Zaldiva Cigarz & Newz Corporation."

     On November 12, 2001, Zaldiva amended its Articles of Incorporation to (i) change its name to "Zaldiva, Inc."; (ii) add a class of preferred stock as discussed below; and (iii) exempt itself from the application of the provisions of the Florida Control Share Acquisitions Act. Copies of our Articles of Incorporation, as amended, were attached to our 10-SB Registration Statement, which was filed with the Securities and Exchange Commission on February 28, 2002, and which is incorporated herein by reference. See Part III, Item 13 of this Annual Report.

     Zaldiva's present authorized capital consists of (i) 50,000,000 shares of common voting stock having a par value of one mill ($0.001) per share; and
(ii) 20,000,000 shares of one mill ($0.001) par value preferred stock, with such limitations, rights and preferences as the Board of Directors shall determine. As of the date of this Annual Report, no shares of preferred stock had been issued or assigned any of such limitations, rights or preferences.

     Zaldiva was formed as a successor to ZaldivaCigarz, Inc., a Florida corporation that was formed in February, 1997. ZaldivaCigarz was formed to market Zaldiva cigars. ZaldivaCigarz' operations were unsuccessful and it ceased its business operations and was administratively dissolved by the Florida Department of Commerce in 1999. However, it had had some success in retailing cigars and we wanted to capitalize on the "Zaldiva" name as much as possible. Zaldiva then undertook to market and sell Zaldiva cigars through its own efforts. Zaldiva did not acquire its name or any other asset from ZaldivaCigarz, Inc.

     In order to maintain the best possible relationship with certain stockholders of ZaldivaCigarz, and to give them the chance to recover their losses from the investment in ZaldivaCigarz, our management decided to give them the opportunity to invest in Zaldiva. Many of these stockholders were friends and former associates of management. Zaldiva offered to these stockholders the number of shares that each had held in ZaldivaCigarz, at a price of one cent ($0.01) per share. Only about half of the ZaldivaCigarz stockholders decided to invest in Zaldiva. The offering closed in April, 1999, with Zaldiva issuing a total of 1,722,370 shares of its common stock to the ZaldivaCigarz stockholders.

     The offering to the ZaldivaCigarz stockholders was not conducted in compliance with applicable federal and state exemptions from registration.
We had considered the possibility of offering to the former ZaldivaCigarz stockholders the right to rescind their purchases of Zaldiva's common stock and to a refund of the purchase price of their shares. However based on the following reasons, we have determined not to proceed with the rescission offer:
          the stockholders have held their shares for over three years, which indicates that they acquired them for investment purposes and without any intention to engage in any public distribution of the shares; and

          the total consideration paid for the shares was only $17,223.70, and management believes that legal fees and related costs of conducting the rescission offer would exceed any potential liability to the stockholders.

     All but approximately 12 of the former ZaldivaCigarz stockholders received 20,000 or fewer shares of Zaldiva's common stock and the purchase prices paid by each of these investors was $200 or less. The great majority of the ZaldivaCigarz stockholders received no more than 1000 of our shares, for purchase prices of $10 or less per stockholder. We do not believe that any liability for refunds would materially exceed $17,223.70, which is the total amount of subscriptions that we received under the offering.

Business.
---------

     Zaldiva, Inc. was incorporated under the laws of the state of Florida on August 11, 1997. We are in the business of selling goods through affiliates, selling cigars and accessories, and offering web design and hosting. In the future, we may also acquire other small companies offering similar services, although we have no current plans in this regard.

     Many large retailers have discovered the benefits of the affiliate method. Using this method, online retailers establish "links" from their own web sites to the web sites of other retailers. For every purchase made as a result of this link, the first retailer receives a commission ranging from approximately 7% to 15%. The amount of the commission typically increases with the monthly sales volume that is derived from the first-line web site. Each retail affiliate sets its own commission structure.

     The products offered through Zaldiva.com are not the property or responsibility of Zaldiva, except for the products which bear the brand name "Zaldiva." Most retail affiliate relationships do not rely on written agreements between the parties, but are established through the commission-paying retailer's web site, with that retailer paying us based on a percentage of click throughs, impressions or sales. We do not have any contracts with any affiliates. We have an electronic spread sheet that keeps track of each affiliate and how we get paid by that affiliate. Most affiliates pay us based on a percentage of sales.

     In order to exploit the advantages of the affiliate method, we have become a member of the affiliate networks established by LinkShare Corporation; Commission Junction.com; cdnow.com; and Amazon.com.

     We estimate that about 10% of Zaldiva's revenue comes from its affiliate relationships. No one relationship constitutes a material source of our revenues.

     We sell Zaldiva Cigars and accessories through our e-commerce web site as well as through direct sales to establishments across the United States, Germany, Australia and Japan. We make our direct sales by attending trade shows, where establishments buy our humidor system and stock it with our cigars. We also receive some referral business. We advertise through trade shows and some periodicals, although the bulk of our advertising is done on the internet. In February, 2001, we decided to begin selling other luxury items through affiliates at our Zaldiva.com web site and only maintain the ZaldivaCigars.com site for our cigar business sales. This web site was launched and has been in constant development since February of 2001.

     Zaldiva cigars are hand-made by Cuban tobacconists located in Nicaragua, featuring Cameroon wrap and binder with Dominican longleaf filler from Cuban seed. Cameroon wrap is grown in Cameroon, Africa and is considered one of the finest cigar wrappers in the world. Longleaf filler means that the entire leaf is used to roll the major part of the cigar. It is not chopped like cigarette tobacco and does not use leftover end cuts from previous cigars. Longleaf filler must be used for a cigar to be considered "premium."

     We sell Zaldiva cigars and accessories through our e-commerce web site, ZaldivaCigars.com, as well as through direct sales to establishments in the United States, Germany, Australia and Japan. In February, 2001, management determined to begin selling other luxury items through product affiliates at its Zaldiva.com web site and to maintain ZaldivaCigars.com for its cigar business sales. We have constantly been upgrading and expanding our Zaldiva.com web site since then.

     Zaldiva.com
     -----------

     Our On-Line Shopping Center features tens of thousands of products from trusted retailers such as Hallmark, The Sports Authority, The Sharper Image, Delta Airlines, Sony Music, Barnes & Noble, American Express, 1800Flowers.com, CDNow.com, The Disney Store, and Amazon.com. We do this by exchanging links with other sites and search engines. Zaldiva is not responsible for insuring, delivering or stocking these products. These merchants use Zaldiva as a marketing tool to sell their products. All sales and the majority of customer service issues are handled through individual affiliates. Because its sales are made through affiliate sources, Zaldiva requires no order tracking, shipping coordination or bookkeeping to keep track of sales.

     Our site promotes marketing through search engines, banner exchange programs and opt-in e-mail activities. Weekly specials and featured items are regularly created to increase return traffic. We can also review our records of affiliate sales to determine what affiliate relationships have not been profitable and eliminate them. We also conduct research to find out what services can be added at no additional cost to Zaldiva and its customers.

     ZaldivaCigars.com
     ------------------

     ZaldivaCigars.com features our own brand of high quality cigars as well as co-branded accessories such as t-shirts, golf shirts, clocks, mouse pads, cigar cutters, lighters and mugs. We obtain these accessories from various manufacturers, using the manufacturer that has the lowest prices at that point in time. We do not have any contracts with any of these suppliers.
                                  5

     The ZaldivaCigars.com site offers all of our products as well as monthly specials. We also plan to add an affiliate program to this site to increase revenue. Sales are handled over the internet and the telephone and in person at the many events that Zaldiva participates in (e.g., golfing tournaments, benefits for the mentally retarded, the Fort Lauderdale Chamber of Commerce, and various college alumni associations).

     Everything done for Zaldiva.com is also done for ZaldivaCigars.com, but on a monthly rather than daily basis. For example, our computer technician, Chris Ebersole, checks on the Zaldiva.com web site daily to make sure that the links are working and to check on the number of web site "hits." Because the ZaldivaCigars.com web site sells only cigars and no affiliates are associated with that site, management does not believe that it is necessary to monitor the site on a daily basis. Zaldiva offers monthly specials, which are updated on the ZaldivaCigars.com site, sent out to opt-in email list subscribers and faxed on an occasional basis. Orders are taken daily, or as they occur. Credit card orders are processed through our merchant account and then shipped to the customer once the money has been collected. There is a minimal amount of inventory and bookkeeping work is done on a daily basis. Zaldiva handles the sales and shipping of its own merchandise.

     Traditional marketing.
     ----------------------

     Through telemarketing relationships and more than two years of on-the-road sales efforts, we have been able to place our Zaldiva cigars in many up-scale bars and restaurants in the United States. Our cigars can also be found in shops on U.S. military bases in Germany, Australia and Japan. In total, our products are located in about 15 locations.

     We plan to open a combination coffee bar/art gallery/antique store with an on-site retail shop for our cigars and accessories as well as internet access and gaming. Although we have no immediate plans in this regard, we anticipate that the location would be on or near the beach in Fort Lauderdale, Florida. The space would be designed to match the elegant and unique look of our cigar boxes and labels. The general idea is to have an upscale establishment where patrons can shop on our web site while they sip coffee overlooking the Fort Lauderdale beaches or browse through our art and antique gallery.

     Our planned establishment will be aimed at adults age 18 and over. It will include online shopping (featuring our web sites), online gaming (subject to compliance with applicable laws and regulations), an art/antique gallery and a showcase retail shop for our own cigars and accessories. Zaldiva has identified several existing operations in the Fort Lauderdale area that we could move into with little or no up-front expense. So far, we have been unsuccessful in finding the right property for the right price and we have not proceeded with the development of our coffee bar/art gallery/antique store idea. We can not assure you that we will ever be successful in this regard.

Principal Products and Services.
--------------------------------

     Our principal products are the cigars and accessories that we sell through our web site. Zaldiva has maintained an e-commerce web presence through Zaldiva.com since July of 1997. Experience and a very low overhead are Zaldiva's principal advantages in this area. Our Zaldiva.com web site features Zaldiva Cigars and related products and over 300 well known affiliates and their related products.

     Our web site allows these products to target upscale consumers nationally and internationally. For example, we advertise on the web sites of such upscale events as the Motown Cigar Group's Motown Halloween Crawl. Our site is also linked to sites such as the Florida International Restaurant & Hotel Expo page in the Produx.com web site. Over the past two years, we have also exhibited at the Florida Expo and approximately 11 to 13 other trade shows per year. Examples include the International Hotel and Restaurant show in Las Vegas; the Boston Seafood show; and the Southwest Food Service Expo in Texas.

     We also exhibit at the Kidney Foundation tournaments in Florida and at boat shows in Florida. In the recent past, we have begun to focus our efforts on local shows, in order to reduce travel and shipping costs.

     We also perform upscale web site development and hosting. We have developed and maintain web sites for approximately 40 clients. Most of our clients are businesses. They are involved in many different industries and are widely dispersed geographically. We charge our clients on average $20 per month for hosting services. Our server is located with Giant Technologies in Miami. It has approximately one megabyte of bandwidth, which is enough to support about 200 sites. We do not believe we will need to expand our bandwidth capability in the near future.

Distribution Methods of the Products or Services.
-------------------------------------------------

     The affiliate products offered through Zaldiva.com are not Zaldiva's property or responsibility. Our affiliates allow us to sell their products through the Zaldiva.com web site pursuant to an arrangement under which they pay us based on a percentage of click-throughs, impressions and sales made through the site.

     Zaldiva cigars are manufactured by Francisco Pla. in Nicaragua, using tobacco from Cameroon and the Dominican Republic. The cigars are then shipped to Miami, where they are labeled and packaged with Zaldiva's logo. We then arrange for pick-up or delivery of the product directly to the retail customer.

     We place our orders with Francisco Pla. as we receive them from our customers. The minimum order quantity is one box or bundle of cigars. This arrangement allows us to operate without having to carry any significant inventory. Our average cost is approximately $1.00 per cigar, and our retail price is typically in the range of $5.00 to $10.00 per cigar.

     Zaldiva products themselves are shipped via United Parcel Service. The shipments are assigned a tracking number and are insured and sent via regular ground mail to their destinations. Robert Lees is in charge of distribution of our products, whether through internet or telephone order.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     Zaldiva does not currently have any new product or service it has announced. Zaldiva anticipates announcing the opening of an establishment in Fort Lauderdale, Florida. However, this establishment is only in the proposal stage.

Competitive Business Conditions.
--------------------------------

     The online retailing industry is intensely competitive. Our competitors include other online retailers of cigars and related products; web-based retailers using affiliate marketing programs such as our own; and traditional retailers such as tobacco shops. Many of these retailers have much greater visibility, operating history and financial resources than Zaldiva has. In addition, as the online retailing industry continues to grow, other competitors may begin competing in our market segment. We do not believe that our position in the online retailing industry will be significant in the foreseeable future.

    We must compete against other, better established cigar manufacturers, especially in the southeastern United States. Zaldiva is a relatively new brand name. We believe that other cigar manufacturers, wholesalers and retailers have a competitive advantage over Zaldiva due to an established name and superior brand recognition in the market.

Sources and Availability of Raw Materials and Names of Principal
Suppliers.
----------

     Zaldiva's major raw materials and supplies for its cigars come from Cameroon (wrap and binder) and the Dominican Republic (filler). We also retail ashtrays, which are produced in Mexico. Other accessories, such as bullet cutters, cigar cutters and t-shirts are made in Miami, Florida.

     Zaldiva buys its cigars from Francisco Pla., which is based in Nicaragua. We order cigars as our customers order them from us; we do not have any contract with Francisco Pla. However, Francisco Pla. has contracts in place with suppliers. Therefore Zaldiva is dependent on the contracts Francisco has in place with these suppliers to a certain extent. However, Zaldiva is not contractually bound to buy its product from these suppliers. Zaldiva may look to other suppliers able to supply similar quality materials to Zaldiva should problems arise with suppliers.

Dependence on One or a Few Major Customers.
-------------------------------------------

     Zaldiva's major customer is the U.S. military, through which it sells about 50% of its cigars and related products. Sales to the military are currently about 20% of our total revenues.

     We do not have any supplier contracts with the military. We are a member of the International Military Community Executives Association, a military trade group that works closely with the military's Morale, Welfare, and Recreation groups, the groups that operate clubs and entertainment facilities on military bases. Because these facilities operate on non-appropriated funds (i.e, they need to make a profit), they are interested in gaining the expertise to operate profitably and in knowing about new products and trends in their industry. The IMCEA helps in this regard by helping to establish relationships between the MWR groups and members of the leisure and entertainment industry. Zaldiva advertises in military magazines such as Military Hospitality and Off Duty.

     Due to the military's recent anti-smoking efforts, and our own efforts to market outside of the military, we believe that revenues from the military will decrease as a percentage of our total revenue.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements or Labor Contracts.
------------------------------

     We have obtained a trademark with the Florida Department of State for our logo, the word "Zaldiva" and a design of a crest in an oval shape with two birds, a star, leaves and a sunburst. Under Florida law, the knowing or willful forgery or counterfeiting of a Florida trademark constitutes the crime of counterfeiting, which may be a felony or a misdemeanor, depending on the circumstances. Our trademark will expire on October 23, 2007, but it may be renewed for a fee of $87.50.

     We have not applied for a registered trademark with the U.S. Patent and Trademark Office.

Need for any Governmental Approval of Principal Products or
Services.
---------

     None; not applicable. However, see the caption "Effect of Existing or Probable Governmental Regulations on Business," below.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

     Zaldiva is subject to general business laws, rules and regulations, as well as laws, rules and regulations relating to the internet and e-commerce. These regulations may cover issues such as privacy, taxation, intellectual property, content, consumer protection and products liability. Compliance with these regulations may be expensive and time consuming and may reduce our profitability in the future.

     The tobacco industry is subject to federal, state and local regulation. Due partly to the increased visibility and popularity of cigar smoking in recent years, we believe that cigars may become subject to greater regulation. In February, 1999, the Department of Health and Human Services issued a report urging the Federal Trade Commission to require warning labels on cigars. Compliance with such labeling or other requirements would likely increase the cost of producing our cigars. To some extent, we believe that we would be able to pass the increased cost on to our purchasers, but increased regulation may have the effect of reducing our profit margins.

     State and local governments have also passed many laws and regulations restricting smoking in public places. In addition, California requires that warnings be given to consumers who are exposed to chemicals that the state knows to cause cancer or reproductive harm. Because we do not derive a large part of our revenues from California, this requirement has not had a significant effect on our operations. However, California often sets social and regulatory trends that other states follow. The net result of such regulations may be to decrease the demand for tobacco products, which in turn would reduce the demand for Zaldiva cigars.

     The cigarette industry has been involved in many high-profile cases in recent years, and has negotiated settlements requiring it to pay hundreds of billions of dollars to states seeking reimbursement of state expenditures on treatment of tobacco-related disease. To date, the cigar industry has not been subject to similar litigation, but we can provide no assurance that it will not become involved in such litigation in the future. The costs of defending or settling health-related lawsuits could significant hurt our business and results of operations.

     Cigars are subject to significant federal excise taxes and state and local "sin" taxes. We believe that the imposition of higher taxes could materially affect demand for our products in the future.

     We do not currently collect sales taxes on goods that we sell. In 1998, Congress adopted the Internet Tax Freedom Act, which placed a three-year moratorium on the imposition of most sales over the Internet. Recent Congressional developments have raised the possibility that state and local governments will begin imposing such taxes in the foreseeable future. This would likely create administrative burdens for us and may reduce our profitability. In addition, the imposition of sales taxes on internet sales may discourage such sales in the future and may also have a negative effect on our operating results.

     The U.S. Department of Justice has taken the position that it is illegal to operate internet gaming sites and servers from within the United States. In addition, several states have banned internet gaming.

     Many countries in Europe, the Caribbean, Asia, the Middle East and Latin America have not prohibited internet gaming. A significant debate exists as to whether the laws of any country, other than the country where the computer gaming servers are physically located (e.g., Antigua and Dominica) have jurisdiction over the operations of online gaming companies. Any adverse legislation, regulatory action or court rulings in this area could significantly hurt the online gaming industry and could force us to abandon our plans to provide access to online gaming.

     Sarbanes-Oxley Act.
     -------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Research and Development.
-------------------------

     Zaldiva has not spent any money on research and development. We do not anticipate any need in the foreseeable future to spend resources on research and development.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     Since the nature of its business is retail sales of cigars and marketing for its affiliates, Zaldiva does not believe that it will have any environmental compliance concerns.

Number of Employees.
--------------------

     As of September 30, 2002, Zaldiva had five full-time independent contractors. They are not part of any union and we believe that our relations with them are good.

Item 2.  Description of Property.
         ------------------------
     Zaldiva currently owns or leases the following properties, which were acquired during the second quarter of our current fiscal year:

     * Three servers are leased from Giant Technologies in Miami, Florida at a rate of $300 per month. The bandwidth leased is unlimited.

     * Inventory owned in corporate name having an approximate value of $23,439. This property is not subject to any liens.

     Because virtually all of our retail activities are conducted over the internet, we do not currently maintain any executive offices. Our directors and officers and Chris Ebersole, our web designer and computer engineer, have personal computers on which they are able to oversee and maintain our web site and monitor the results of our affiliate program. Our principal address is a post office box. This arrangement helps us to keep our overhead very low.

Item 3.  Legal Proceedings.
         ------------------

     Zaldiva is not a party to any pending legal proceeding. To the best of our knowledge, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of Zaldiva or owner of record or beneficially of more than five percent of our common stock is a party adverse to Zaldiva or has a material interest adverse to us in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this Report.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     We are currently in the process of applying to have our common stock quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"). However, management can provide no assurance that any public market will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management may have a substantial adverse effect on any such market. The shares held by Messrs. Lees and Palmer became eligible for resale under Rule 144 on July 1, 2002.

Restricted Securities
---------------------

     There are currently 5,000,000 outstanding shares of Zaldiva common stock, 5,000,000 of which are designated as "restricted securities." Of these 5,000,000 shares, all have satisfied the one year holding period of Rule
144, and may be publically sold in accordance with this Rule. Zaldiva will have "current public information" available for resale of "restricted securities," so long as it has filed all required periodic reports with the Securities and Exchange Commission. Any sales of these "restricted securities" could have an adverse affect on the current or any future public market for our common stock.

Holders.
--------

     The number of record holders of our common stock as of the date of this Annual Report is approximately 193.

Dividends.
----------

     Zaldiva has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Recent Sales of Unregistered Securities.
----------------------------------------

Name of Person      Date      Number of Shares    Consideration
--------------      ----      ----------------    -------------
Offering            4/99        1,722,370           $17,223 (1)

Consultants and
company officers    7/01        3,277,630           $32,776 (2)

     (1) These securities were issued in an offering which was not conducted in compliance with applicable federal and state exemptions form registration and may be subject to recission. These shares have been disclosed in our financial statements as "temporary equity". Zaldiva has determined not to make an offer of recission based on the fact that the shares have now been held for more than three years and appear to have been purchased for investment purposes and the total dollar value of the cash received for the shares is not significant compared to the cost involved in conducting a recission offer.

     (2) Issued for services performed by consultants and company officers in connection with development and promotion of Zaldiva and valued at $0.01 per share, which approximates market value of the services performed. These securities were issued in reliance upon the exemption for private offerings of securities contained in Section 4(2) of the Securities Act of 1933.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operations.
----------------------
     For the years ended September 30, 2002 and 2001, and from inception through September 30, 2002, we had revenues of $297,035, $48,161 and $474,440, respectively. During these periods, our revenues were derived from sales of cigars and accessories and internet services.

     We incurred net income and losses of $8,856, ($32,893) and ($40,403), respectively, for the years ended September 30, 2002 and 2001, and from inception through September 30, 2002. Our cost of goods sold and selling, general and administrative expenses increased from $10,884 and $58,002, respectively, in 2001, to $90,430 and $160,254, in 2002, with the increase being due principally to increased legal and accounting fees incurred in connection with the preparation of our Registration Statement on Form 10-SB and amendments thereto and with the preparation and filing of our periodic reports with the Securities and Exchange Commission.

     Zaldiva had a loss per share of $0.00, ($0.01) and ($0.02), during the calendar years ended September 30, 2002 and 2001, and from inception to September 30, 2002.

     During the year ended September 30, 2002, Jeffrey Olweean, our former President, contributed to Zaldiva inventory valued at $40,000, which approximates fair market value. The contribution was recorded at fair market value and was made to increase equity and inventory without the use of cash. We do not have any ongoing arrangements to acquire additional inventory in this way.

Liquidity.
----------

     Zaldiva had cash on hand of $4,065 at September 30, 2002.

     We have accumulated losses totaling $40,403 from inception to September 30, 2002, and are still developing operations. Net income for the year ended September 30, 2002, was $8,856.

     During the fiscal years ended September 30, 2002, and 2001, all of our liquidity has come from our operating activities. We have only begun to realize an operating profit and we can not guarantee that we will continue to make a profit in the future. If we are not able to sustain an operating profit, we expect that we will have to raise money by selling shares of common stock or through loans. Financing for Zaldiva's activities to date has been primarily provided by issuance of common stock for cash and for services. Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

     Forward-Looking Information.
     ----------------------------

     Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of Zaldiva, including, without limitation, (i) our ability to gain a larger share of the market in our industry, our ability to continue to market products acceptable to consumers, and our ability to retain relationships with suppliers, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which Zaldiva conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the internet retailing industry, the development of products that may be superior to the products that we offer, competition, changes in the quality or composition of our products, our ability to develop new products, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Zaldiva does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7.  Financial Statements.
         ---------------------

                                  ZALDIVA, INC.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                              September 30, 2002

                     [WITH INDEPENDENT AUDITORS' REPORT]

                                ZALDIVA, INC.
                        [A Development Stage Company]

                              Table of Contents



                                                                        Page

Independent Auditors' Report                                              1

Balance Sheet - September 30, 2002                                        2

Statements of Stockholders' Equity/(Deficit) for the period from
Inception [August 11, 1997] through September 30, 2002                    3

Statements of Operations for the years ended September 30, 2002, and 2001 and for the period from Inception [August 11, 1997]
through September 30, 2002                                                4

Statements of Cash Flows for the years ended September 30, 2002 and 2001 and for the period from Inception [August 11, 1997]
through September 30, 2002                                                5

Notes to Financial Statements                                            6-10

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Zaldiva, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Zaldiva, Inc. [a development stage company] as of September 30, 2002, and the related statements of stockholders' equity/(deficit), operations, and cash flows for the years ended September 30, 2002 and 2001, and for the period from inception [August 11, 1997] through September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaldiva, Inc. as of September 30, 2002, and the results of operations and cash flows for the years ended September 30, 2002 and 2001, and for the period from inception [August 11, 1997] through September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Zaldiva, Inc. will continue as a going concern. As discussed in Note D to the financial statements, the Company has accumulated losses and is still developing its planned principal operations. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                   Mantyla McReynolds
December 6, 2002
Salt Lake City, Utah


                               ZALDIVA, INC.
                      [A Development Stage Company]
                              Balance Sheet
                            September 30, 2002


ASSETS

Current Assets:

     Cash                                                   $           4,065

     Inventory                                                         23,439

          Total Current Assets                                         27,504

Fixed Assets

     Equipment net of depreciation                                     22,963

TOTAL ASSETS                                                $          50,467

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:

       Accrued liabilities                                  $             870

         Total Current Liabilities                                        870

           Total Liabilities                                              870

      Temporary Equity - Note B                                        17,223

      Stockholders' Equity - Notes B

       Preferred stock, $.001 par value;
       authorized                                                           0

      Common stock, $.001 par value;
      authorized 50,000,000 shares; issued
      and outstanding 5,000,000; 1,722,370 subject to
      rescind                                                           3,278


     Additional paid-in capital                                        69,499

     Deficit accumulated during development stage                     (40,403)

       Total Stockholders' Equity                                      32,374

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $          50,467


                   See accompanying notes to financial statements



                             ZALDIVA, INC.
                     [A Development Stage Company]
             Statements of Stockholders' Equity/(Deficit)
  For the period from Inception [August 11, 1997] through September 30, 2002


                                                       Deficit
                                                     Accumulated
                                       Additional      During          Total
            Number of     Common        Paid-in     Development  Stockholders'
             Shares        Stock        Capital        Stage  Equity/(Deficit)


Balance,
August
11, 1997               0  $      0     $       0     $        0   $        0

Net income
for 1997               0         0             0              0            0

Balance,
September
30, 1997               0         0             0              0            0

Net income
for 1998               0         0             0              0            0

Balance,
September
30, 1998               0         0             0              0            0

Issued stock
for cash,
at par, $.01
per share      1,722,370     1,722        15,501                      17,223

Reclassify
stock to
temporary
equity        (1,722,370)   (1,722)      (15,501)                    (17,223)

Net loss
for 1999                                                 (9,514)      (9,514)

Balance,
September
30, 1999               0         0             0         (9,514)      (9,514)

Net income
for 2000                                                 (6,852)      (6,852)

Balance,
September
30, 2000               0         0             0        (16,366)     (16,366)

Issued shares
for services,
at $.01
per share      3,277,630     3,278        29,499                      32,777

Net loss
for 2001                                                (32,893)     (32,893)

Balance,
]September
30, 2001       3,277,630     3,278        29,499        (49,259)     (16,482)

Additional
capital for
inventory                                40,000                       40,000

Net income
for 2002                                                  8,856        8,856

Balance,
September
30, 2002       3,277,630  $  3,278     $ 69,499      $  (40,403)  $   32,374


              See accompanying notes to financial statements



                               ZALDIVA, INC.
                       [A Development Stage Company]
                         Statements of Operations
       For the years ended September 30, 2002 and 2001 and for the
   Period from Inception [August 11, 1997] through September 30, 2002

                                                                    From
                                                                  Inception
                                                                  [8/11/97]
                                                                   Through
                                              2002      2001      9/30/02


Revenues

   Product sales                           $ 254,601  $   48,161    $ 432,006

   Internet services                          42,434           0       42,434

      Total Revenue                          297,035      48,161      474,440

Cost of goods sold                            90,430      10,884      127,293

   Gross profit                              206,605      37,277      347,147

Web site development costs                    37,495      12,168       62,854

Selling, general and
administrative expenses                      160,254      58,002      324,696

Net Loss from Operations                       8,856     (32,893)     (40,403)

    Net Loss Before Income Taxes               8,856     (32,893)     (40,403)

Provision for Income Taxes - Notes A&C             0           0            0

Net Income (Loss)                         $    8,856  $  (32,893) $   (40,403)

Income (Loss) Per Share                   $     0.00  $    (0.01) $     (0.02)

Weighted Average Shares Outstanding        3,365,675   3,365,675    2,395,553


              See accompanying notes to financial statements


                              Zaldiva, INC.
                      [A Development Stage Company]
                        Statements of Cash Flows
      For the years ended September 30, 2002 and 2001 and for the
  Period from Inception [August 11, 1997] through September 30, 2002


                                                                   For the
                                                                 Period from
                                                                  Inception
                                                                  [8/11/97]
                                                                   Through
                                       2002           2002         9/30/02


Cash Flows Provided by/(Used for)
Operating Activities

Net Loss                               $   8,856      $  (32,893)  $  (40,403)

Adjustments to reconcile net income
to net cash provided by
operating activities:

    Depreciation                           1,992               0        1,992

    Increase in inventory                (23,439)              0      (23,439)

    Inventory contributed and sold        40,000               0       40,000

    Issued shares for services                 0          32,776       32,776

    Increase in accrued liabilities       (9,130)         10,000          870

       Net Cash Provided by/(Used for)
        in Operating  Activities          18,279           9,883       11,796

Cash Flows Used for
  Investing Activities

   Purchase of assets                    (24,955)              0      (24,955)

      Net Cash Used in
       Investing Activities              (24,955)              0      (24,955)

Cash Flows Provided by
 Financing Activities

  Issued stock for cash                        0               0       17,224

   Net Cash Provided by
    Financing Activities                       0               0       17,224

      Net Increase(decrease) in Cash      (6,676)          9,883        4,065

Beginning Cash Balance                    10,741             858            0

Ending Cash Balance                   $    4,065       $  10,741   $    4,065

Supplemental Disclosure Information:

  Cash paid during the
   year for interest                  $        0       $       0   $        0

  Cash paid during the
   year for income taxes                       0               0            0


            See accompanying notes to financial statements

NOTE A    Summary of Significant Accounting Policies

     Company Background

The Company incorporated under the laws of the State of Florida on August 11, 1997 as Zaldiva Cigarz & Newz. In October 2001 the Company amended its Articles of Incorporation to change its name to Zaldiva, Inc. and to change its authorized capital.

Zaldiva operates an "on-line shopping center" known as Zaldiva.com which features products from retailers through the Internet. The Company does not purchase or stock merchant products. The majority of customer service issues are handled through individual affiliate partners, who are large online
retailers with links from the Company's website to their own.   These
affiliates use Zaldiva as a marketing source. As customers purchase products as a result of a referral, the Company earns a commission on the sale.

The Company has inventory of collectibles and other memorabilia which is available for sale over the Internet. The Company also promotes and sells its own brand of cigars and accessories. The cigars are made by outside entities and are sold through e-commerce or through independent direct sales establishments. Zaldiva, Inc., is in the development stage as it is still commencing its planned principal operations.

The financial statements of the Company have been prepared in accordance with
U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

Statement of Cash Flows

Cash is comprised of cash on hand or on deposit in banks. The Company has $4,065 as of September 30, 2002.

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the first-in, first-out (FIFO) method. Due to limited cash flow, the Company has heretofore purchased some inventory which was acquired or financed by a shareholder. The Company maintains little or no inventory of cigars which are generally shipped from the supplier directly to the customer. The inventory on hand as of September 30, 2002 consists of collectibles and memorabilia recorded at a cost of $23,439. This inventory is listed and described on the Company's web site where it is available for sale.

Income Taxes

The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. (See Note C below).

NOTE A    Summary of Significant Accounting Policies[continued]

Net Loss Per Common Share

Net loss per common share is based on the weighted average number of shares outstanding.

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

Revenue on cigar and accessory sales is recognized as products are delivered to the customer or retailer. The Company records accounts receivable for sales which have been delivered but for which money has not been collected. The balance uncollected as of September 30, 2002 was $0. For customer purchases paid in advance, the Company records a liability until products are shipped. There was no outstanding unearned revenue as of September 30, 2002.

Revenue is also recognized from web site development and maintenance. For these services, contracts are established with each customer. Half of the fee is generally charged when the contract is entered. The remaining fee is due upon completion of the customers working web site. There were no unfinished projects in progress as of September 30, 2002. Historically, maintenance costs have been minimal, thus the Company has not deferred revenue.
Typically, future services involve upgrades or enhancements which are services which generate new fee arrangements.

Revenue from commissions on sales through the on-line shopping center has not been significant and the Company is still developing this revenue process. Contract terms contain a variety of durations and commission percentages based on dollar sales and volume of referrals.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE A    Summary of Significant Accounting Policies[continued]

Property

Property and equipment are stated at cost. Depreciation is provided using the straight-line and the declining balance methods over the useful lives of the
related assets.   Expenditures for maintenance and repairs are charged to
expense as incurred. The Company currently leases three servers under operating lease. The Company pays $300 on a month-to-month basis.

The Company has acquired permits and registered a trademark with the Florida Department of State which relate to its cigar operations. Amounts paid for registration have not been significant and have been charged to expense as incurred.

Software/Web Site Costs

Costs incurred in the development of software products for in-house use are to be capitalized and amortized over its useful life. Costs related to planning, implementation or operating activities are expensed as incurred. To date, the nature of the Company's web site has required constant update and change. The cost of web site development and maintenance has been expensed as incurred as part of the Company's ongoing operations.

Stock Based Compensation

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," and applies APB Opinion 25, "Accounting for Stock Issued to Employees," to stock options granted. Currently, there are no stock-based compensation or option plans in place.

NOTE B    Issuance of Common Shares

On April 23, 1999, the Company issued 1,722,370 shares of its $0.001 par, "unregistered" and "restricted" common stock to individuals for cash of $0.01 per share. These shares were issued in an offering which was not conducted in compliance with applicable federal and state exemptions from registration and may be subject to recission. These shares have been disclosed as "temporary equity". The Company has determined not to make an offer of recission based on the fact that the shares have now been held for three years and appear to have been purchased for investment purposes and the total dollar value of the cash received for the shares ($17,223) is not significant compared to the cost involved in conducting a recission offer.

On July 1, 2001, the Company issued 3,277,630 shares of "unregistered" and "restricted" common stock for services performed by consultants and Company officers in connection with development and promotion of the Company and valued at $0.01 per share or $32,776, which approximates market value of the services performed.

NOTE C    Accounting for Income Taxes

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.


Deferred tax assets        Balance           Tax             Rate


Loss carryforward
(expires through 2021)     $    38,657       $     5,799           15%

   Valuation allowance                       $    (5,799)

        Deferred tax asset                   $         0


The valuation allowance has decreased $1,590 from $7,389 as of September 30, 2001.

NOTE D    Liquidity/Going Concern

The Company has accumulated losses since inception totaling $40,403, and is still developing operations. Financing for the Company's activities to date has been primarily provided by issuance of stock for cash and for services. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized.

Management plans to increase operations through marketing by mail, electronic mail and facsimile transmission. Based on the success of its marketing strategy, the Company may seek to raise funds through equity offerings. Additionally, the Company is seeking well capitalized acquisition candidates to compliment Internet operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects and may not continue as a going concern.

NOTE E    Property

The major classes of assets as of the balance sheet date are as follows:

                                    Accumulated           Net
     Asset Class         Cost       Dept/Amort           Book     Method/Life


Computer Equipment   $  4,960       $  (564)          $   4,396        SL/5

Display Equipment      19,995        (1,428)             18,567        SL/5

Total                $ 24,955       $(1,992)          $  22,963


Depreciation expense was $1,992 and $0, for the years ended September 30, 2002 and 2001, respectively.

NOTE F    Segment Information

Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that the Company disclose information about its operating segments. Zaldiva has two strategic business units, one which sells cigars, accessories and other goods and one that offers Internet products and facilitates On-line shopping. However, there is no separate management nor evaluation procedures in place. The Company anticipates that with growth, there will be SFAS 131 data to report.

NOTE G    Related Party Transactions

During the current year, the Company paid a shareholder, who also operates a radio program, approximately $10,500 for advertising and promotion. There are no outstanding balances due to or from this party as of September 30, 2002.

Approximately $40,000 worth of cigar inventory was contributed to the Company by a shareholder and was sold during the fiscal year. This contribution was recorded as additional paid-in capital. This shareholder also sold cigar and accessory inventory as well as collectible inventory to the Company for a total value of approximately $59,000. There are no outstanding balances due to or from this party as of September 30, 2002.

Web site development was performed by three shareholders who collectively were paid $37,495 for their service throughout the year. No amounts are due to or from these shareholders at year end.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     There are have been no changes in our independent accountants during the past two fiscal years or any disagreements with independent accountants on accounting and financial disclosure.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignations or terminations.

                                         Date of         Date of
                          Positions      Election or     Termination
Name                      Held           Designation     or Resignation
----                      ----           -----------     --------------
Robert B. Lees            President,     12/24/97         *
                          Chairman,      12/24/97         *
                          CEO            12/24/97         *
                          and Director   12/24/97         *

John A. Palmer, Jr.       Secretary       2/15/98         *
                          and Director   12/24/97         *

Jeremy I. Van Coller      Director       12/24/97         *
                          Secretary      12/24/97         2/15/98

          * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Robert B. Lees. Mr. Lees, age 55, is a graduate of the U.S. Naval Academy. He served as an Officer in the Marine Corps, both overseas and domestically. After transferring to the active Reserves, he joined the DuPont Company, where he managed the Southeastern Region. He took the region from last to first in the acrylic sheet division for sales and service. He then became part owner and general manager of a wood laminating operation in Orlando, Florida. Upon the sale of the business, he joined Merrill Lynch in the Private Client Group and became an assistant Vice President. He has since consulted to a Florida-based investor relations firm, and served as President and Chief Operating Officer of two start-up companies, as well as his current position.

     John A. Palmer, Jr. Mr. Palmer is 64 years old. He is a graduate of the University of Wisconsin, where he received a BS in Mathematics and Physics and an MS in Education and Counseling. He has continued his education throughout his life and has completed multiple workshops in Electromechanical Automation, Electromechanical Systems, Vacuum Technology, Vacuum and RF Power and Semiconductor Manufacturing Processes. He was a presenter for Basic Troubleshooting and Electromechanical Devices at the Intel/MATEC Summer Institute, Arizona as well as for the transducers Workshop in Orlando, Florida and the Rockwell automation PLC Workshop in Michigan. Since 1969, Mr. Palmer has served as a Professor of Electricity, Industrial Electronics, Manufacturing Electronics and Mathematics at the Central Arizona College in Coolidge, Arizona. In addition, he has been involved in Summer Faculty Internships at Motorola and Intel, both in Phoenix, Arizona.

     Jeremy I. Van Coller. Mr. Van Coller, age 23, is a graduate of Kloof High School (Kwa Zulu Natal, Kloof, South Africa) where his line of studies included Technical Drawing (architectural renderings), Biology, Advanced Mathematics, English and Afrikaans. He continued his education by attending the Academy of Learning (Kwa Zulu Natal, Pinetown, South Africa) where he studied Marketing, Management and Computer Science for approximately one year prior to moving to the United States. Mr. Van Coller worked as a computer sales person in South Africa during and after attending the Academy. Over the past two years, he served as an Assistant to the Network Administrator for various South Florida Internet service providers, where he handled domain name servers, mail servers, BSDI and Cobalt servers. Mr. Van Coller currently serves as a Computer Technician Consultant handling personal computer repair and construction, hardware and software troubleshooting and some web design, in addition to being the current Network Administrator for Zaldiva, Inc. He is fluent in both English and Afrikaans and understands Dutch, Zulu and French.

Significant Employees.
----------------------

     Zaldiva has no significant employees who are not executive officers.

Family Relationships.
---------------------

     None.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as discussed below, during the past five years, none of our present or former directors, executive officers, persons nominated to become directors or executive officers or promoters or founders:

          (1) Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

          (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities;

          (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

     Jeffrey Olweean, our former President, and Nicole Leigh, our former Secretary, were directors and executive officers of The Internet Advisory Corporation, a Utah corporation ("IAC"). On May 25, 2002, which was after their resignations from their positions with IAC, that entity filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida. Copies of IAC's Current Reports on Form 8-K, disclosing the filing of the bankruptcy petition and the Bankruptcy Court's confirmation of IAC's Plan of Reorganization, were filed with the Securities and Exchange Commission and are available for review on the Commission's web site: www.sec.gov.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Zaldiva for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                 Other        ities        All
Name and   Year or               Annual Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Compen-rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  sation Stock Optionsouts ensat'n
-----------------------------------------------------------------

Robert B.
Lees,
President,   9/30/02    0     0     0     0      0     0   0
Chairman,    9/30/01    0     0    $6,550*0      0     0   0
CEO and      9/30/00    0     0     0     0      0     0   0
Director

John A.
Palmer, Jr.  9/30/02    0     0     0     0      0     0   0
Secretary    9/30/01    0     0    $6,070*0      0     0   0
and Director 9/30/00    0     0     0     0      0     0   0

Jeremy Van   9/30/02    0     0     0     0      0     0   0
Coller,      9/30/01    0     0    $5,998*0      0     0   0
Director     9/30/00    0     0     0     0      0     0   0


     * During the fiscal year ended September 30, 2001, Messrs. Lees, Palmer and Van Coller were issued 655,000; 607,000; and 599,830 "unregistered" and "restricted" shares of common stock, respectively, in consideration of services rendered. The shares were valued at $0.01 per share.
     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Zaldiva's management. during the fiscal years indicated above. Further, no member of management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
-------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of Zaldiva which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with Zaldiva or its subsidiaries, any change in control of Zaldiva, or a change in the person's responsibilities following a change in control of Zaldiva.

Item 7.  Certain Relationships and Related Transactions.
--------------------------------------------------------

     The following are the only material transactions between Zaldiva and any director, executive officer, five percent stockholder or promoter or founder of Zaldiva:

          Our President, Robert B. Lees, is a director, executive officer and stockholder of Rainmaker Products and Consulting, which represents Zaldiva's products to the U. S. military and Native American groups. Rainmaker receives a commission of $1.00 per cigar and 10% on Company accessories that it sells to these purchasers. As of the date of this Report, total commissions paid to Rainmaker have been less than $60,000;

          On July 1, 2001, Zaldiva issued a total of 1,861,830 to its current directors and executive officers, in consideration of services valued at a total of $18,618.30. See the captions "Security Ownership of Certain Beneficial Owners and Management" and "Recent Sales of Unregistered Securities" of this Annual Report.

Parents of the Issuer.
----------------------

     Zaldiva has no parents. See the caption "Business Development," Part I, Item 1.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the Annual Report:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------

                                  Number of Shares      Percentage of
Name and Address                 Beneficially Owned        of Class
----------------                 ------------------        --------
Robert B. Lees                     655,000                  13.1%
110 Wood Lane
Delray Beach, Florida 33444

John A. Palmer, Jr.                607,000                  12.1%
3422 E. Randolph Road
Coolidge, Arizona 85222

Jeremy Van Coller                  599,630                  12.0%
1709 NE 8th Avenue
Ft. Lauderdale, Florida 33305    ---------                -------

Directors and executive          1,861,630                  37.2%
officers as a group (3 persons)

                         FIVE PERCENT STOCKHOLDERS
                         -------------------------


                            Number of Shares               Percentage
Name and Address           Beneficially Owned               of Class
----------------           ------------------               --------
Robert B. Lees                 655,000                       13.1%
110 Wood Lane
Delray Beach, Florida 33444

John A. Palmer, Jr.            607,000                       12.1%
3422 E. Randolph Road
Coolidge, Arizona 85222

Jeremy Van Coller              599,630                       12.0%
1709 NE 8th Avenue
Ft. Lauderdale, Florida 33305

Changes in Control.
-------------------

     There are no present arrangements or pledges of our securities which may result in a change in control of Zaldiva.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

     The following are the only material transactions between Zaldiva and any director, executive officer, five percent stockholder or promoter or founder of Zaldiva:

          Our President, Robert B. Lees, is a director, executive officer and stockholder of Rainmaker Products and Consulting, which represents Zaldiva's products to the U. S. military and Native American groups. Rainmaker receives a commission of $1.00 per cigar and 10% on Zaldiva accessories that it sells to these purchasers. As of the date of this Annual Report, total commissions paid to Rainmaker have been less than $60,000;

          On July 1, 2001, Zaldiva issued a total of 1,861,830 to its current directors and executive officers, in consideration of services valued at a total of $18,618.30. See the captions "Security Ownership of Certain Beneficial Owners and Management" and "Recent Sales of Unregistered Securities" of this Annual Report.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.
--------------------

     Zaldiva has not filed any reports on Form 8-K since its inception.

Exhibits.*
----------

          (i)
                                                Where Incorporated
                                                in this Annual Report
                                                ---------------------

Registration Statement on From 10-SB, as        Parts I, II and III
amended.**

          (ii)

Exhibit
Number               Description
------               -----------

None.

          * Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to these Exhibits.

          ** This document and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.


Item 14. Controls and Procedures.
         ------------------------

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         ZALDIVA, INC.


Date:   12/24/02                           By: /s/ Robert B. Lees
        ---------                             ------------------------
                                              Robert B. Lees, Director
                                              and President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    12/24/02                          By: /s/ Robert B. Lees
        ---------                             ------------------------
                                              Robert B. Lees, Director
                                              and President


Date:    Dec. 24, 2002                         /s/ John A. Palmer Jr.
        --------------                        ------------------------
                                              John A. Palmer, Jr., Director,
                                              Secretary and Treasurer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Robert B. Lees, President of Zaldiva, Inc. (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  December 24, 2002            Signature: Robert B. Lees
        -----------------                       --------------
                                     Robert B. Lees
                                     President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, John A. Palmer, Secretary/Treasurer of Zaldiva, Inc. (the
"Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  December 24, 2002            Signature: /s/John A. Palmer
        -----------------                       -----------------
                                                John A. Palmer
                                                Secretary/Tresurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Zaldiva, Inc. (the "Registrant") on Form 10-KSB for the year ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Robert B. Lees, President and director and John A. Palmer, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


/s/Robert B. Lees
-----------------
Robert B. Lees
President
director
12/24/02


/s/John A. Palmer
-----------------
John A. Palmer
Secretary
Treasurer
Director
12/24/02