Form 10QSB
period 2002-12-31
ZALDIVA INC
filed 2003-02-07
CIK 1168325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________  to____________

                        Commission File No. 000-49652

                                ZALDIVA, INC.
                                -------------
        (Exact name of small business issuer as specified in its charter)


           FLORIDA                                 65-0773383
           -------                                 ----------
(State or other jurisdiction of                (I.R.S. Employer I.D. No.)
incorporation or organization)

                      2805 East Oakland Park Blvd. #376
                          Fort Lauderdale, FL 33306
                          -------------------------
                   (Address of principal executive offices)

                             (877) 925-3482
                             --------------
                       (Issuer's telephone number)

                                   N/A
                                   ---
            (Former name, former address and former fiscal year,
                       if changed since last report)


            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                             December 31, 2002

                               5,000,000*

          * On April 23, 1999, the issuer issued 1,722,370 shares of its $0.001 par, "unregistered" and "restricted" common stock to individuals for cash of $0.01 per share. These shares were issued in an offering which was not conducted in compliance with applicable federal and state exemptions from registration and may be subject to a recission. These shares are included in the above number but have been disclosed as "temporary equity" on the financial statements.

Transitional Small Business Disclosure Format (Check one):  Yes  X  No
                                                                ---   ---

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

                         ZALDIVA, INC.
                 [A Development Stage Company]

                  Condensed Financial Statements

                        December 31, 2002

                          Zaldiva, Inc.
                 [A Development Stage Company]
                     Condensed Balance Sheets
                           (Unaudited)
                              ASSETS

                                                        December 31,
                                                           2002
Current Assets
  Current Assets
    Cash                                              $  32,455
    Inventory                                            30,879
                                                      ---------
          Total Current Assets                           63,334

Equipment, net                                           21,967

TOTAL ASSETS                                          $  85,301
                                                      =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current Liabilities                                 $      25
                                                      ---------
          Total Current Liabilities                          25

Temporary Equity                                         17,223
Stockholders' Equity
  Common stock                                            3,278
  Additional paid in capital                             69,499
  Accumulated deficit                                    (4,724)
                                                      ---------
          Total Stockholders' Equity                     68,053
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  85,301
                                                      =========

                    See accompanying notes

                          Zaldiva, Inc.
                  [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)
                               For the Three  For the Three  From Inception
                                Months Ended  Months Ended     through
                                 December 31, December 31,   December 31,
                                    2002         2001            2002
Revenues

  Cigar and Accessories           $   111,592   $   19,663    $  543,598

  Internet                              6,798        8,274        49,232

Cost of sales                         (26,688)      (8,475)     (153,981)
                                  -----------   ----------    ----------
Gross Profit                           91,702       19,462       438,849
                                  -----------   ----------    ----------

Web site development costs             11,160        2,035        74,014

Operating expense                      44,863       16,454       369,559
                                  -----------   ----------    ----------
Operating income (loss)                35,679          973        (4,724)
                                  -----------   ----------    ----------

Other income/(expense)                      0            0             0

Net income (loss)                 $    35,679   $      973    $   (4,724)
                                  ===========   ==========    ==========

Net Income (loss) per Share       $      0.01   $     0.00    $    (0.01)
                                  ===========   ==========    ==========
Weighted Average Number of Shares
Outstanding                         5,000,000    5,000,000     3,278,515
                                  ===========   ==========    ==========

                              See accompanying notes

                           Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Cash Flows
                            (Unaudited)
                               For the Three  For the Three  From Inception
                                Months Ended  Months Ended     through
                                 December 31, December 31,   December 31,
                                    2002         2001            2002
Cash Flows from Operating
Activities:

 Net Income (Loss)                 $    35,679  $     973     $   (4,724)

 Adjustments to reconcile net loss
 to net cash used for operating
 activities:

   Depreciation                            996          0          2,988
   Inventory contributed and sold            0          0         40,000
   Decrease in current liabilities        (845)   (10,000)            25
   Issued stock for services                 0          0         32,776
   Increase in inventory                (7,440)      (550)       (30,879)
                                   -----------  ---------     ----------
Net Cash Flows from Operating
Activities                              28,390     (9,577)        40,186
                                   -----------  ---------     ----------

Cash Flows from Investing Activities:
   Equipment purchases                       0          0        (24,955)
                                   -----------  ---------     ----------
Net Cash Flows from Investing
Activities                                   0          0        (24,955)

Cash Flows From Financing Activities:
   Issued stock for cash                     0          0         17,224
                                   -----------  ---------     ----------
Net Cash Flows Used for Investing
Activities                                   0          0         17,224
                                   -----------  ---------     ----------
Net Increase (Decrease) in Cash         28,390     (9,577)        32,455

Beginning Cash Balance                   4,065     10,741              0
                                   -----------  ---------     ----------
Ending Cash Balance                $    32,455  $   1,164     $   32,455
                                   ===========  =========     ==========

Supplemental disclosure information:

  Cash paid for interest           $         0  $       0     $        0

  Cash paid for income taxes       $         0  $       0     $        0

  Inventory/Assets contributed in  $         0  $       0     $   40,000

                      See accompanying notes

                           Zaldiva, Inc.
                   [A Development Stage Company]
              Notes to Condensed Financial Statements
                         December 31, 2002


     PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
     and Exchange Commission.   Certain information and disclosures normally
     included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2002.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis of Financial Condition and Results of Operations.
-----------

For The Three Months Ended December 31, 2002 Compared to The Three Months Ended December 31, 2001.

     During the quarterly period ended December 31, 2002, we received revenues of $118,390, as compared to revenues of $27,937 during the quarterly period ended December 31, 2001. In the 2002 period, $111,592 was from cigar and accessory sales and $6,798 came from our internet sources. In the 2001 period, $19,663 was derived from sales of cigars and accessories and $8,274 came from our internet sources. Costs of sales during these periods were $26,688 and $8,475, respectively. These figures reflect our substantially increasing sales volume from one period to the next.

     Operating expenses increased to $44,863 during the quarterly period ended December 31, 2002, from $16,454 in the year-ago period. This increase was due principally to increased legal and accounting fees incurred in connection with the preparation of the periodic reports that we file with the Securities and Exchange Commission. Net income was $35,679 in the three months ended December 31, 2002, as compared to $973 during the December 31, 2001, period.



     Zaldiva had cash on hand of $32,455 at December 31, 2002.

     Zaldiva has an accumulated deficit totaling $4,724 from inception to December 31, 2002, and is still developing operations. Net income for the three months ended December 31, 2002, was $35,679.

     During the three months ended December 31, 2002, all of Zaldiva's liquidity has come from its operating activities. We can not guarantee that we will continue to make a profit in the future. If we are not able to sustain an operating profit, we expect that we will have to raise money by selling shares of common stock or through loans. Financing for our activities to date has been primarily provided by issuance of common stock for cash and for services. Zaldiva's ability to achieve a level of profitable operations and/or additional financing may affect its ability to continue as a going concern.

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

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in Zaldiva's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which Zaldiva conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the internet retailing industry, the development of products that may be superior to the products offered by Zaldiva, competition, changes in the quality or composition of our products, our ability to develop new products, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting Zaldiva's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Zaldiva does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3.   Controls and Procedures.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              None.

          (b) Reports on Form 8-K.

              None.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ZALDIVA, INC.


Date: 2/4/03                             By: /s/ Robert B. Lees
      -------                               ------------------------
                                            Robert B. Lees, Director
                                            and President


Date: Feb. 6, 2003                       By: /s/ John A. Palmer, Jr.
      ------------                          ------------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Robert B. Lees, President of Zaldiva, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   2/4/03                      Signature:  /s/ Robert B. Lees
         ------                                 -------------------
                                                Robert B. Lees
                                                President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, John A. Palmer, Secretary/Treasurer of Zaldiva, Inc. (the
"Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Q Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   Feb. 6, 2003                  Signature:  /s/ John A. Palmer, Jr.
        -------------------                       -----------------------
                                                  John A. Palmer, Jr.
                                                  Secretary/Tresurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Zaldiva, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Robert B. Lees, President, and John A. Palmer, Jr., Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 /s/ Robert B. Lees
-------------------
President
2/3/03

 /s/ John A. Palmer, Jr.
-----------------------
Treasurer
Director
2/3/03