Form 10QSB
period 2003-03-31
ZALDIVA INC
filed 2003-04-29
CIK 1168325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

                             March 31, 2003

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

                           March 31, 2003

                          Zaldiva, Inc.
                   [A Development Stage Company]
                     Condensed Balance Sheet
                           (Unaudited)
                              ASSETS

                                                       March 31,
                                                         2003
Current Assets
  Cash                                                $  51,427
  Inventory                                              38,487
                                                      ---------
          Total Current Assets                           89,914

  Equipment, Net                                         25,424
                                                      ---------
TOTAL ASSETS                                          $ 115,338
                                                      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Income Taxes payable                                $   5,148
  Accrued Liabilities                                       225
                                                      ---------
          Total Current Liabilities                       5,373

Temporary Equity                                         17,223
Stockholders' Equity
  Common stock                                            3,278
  Additional paid in capital                             69,499
  Net Income accumulated during the development stage    19,965
                                                      ---------
          Total Stockholders' Equity                     92,742
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 115,338
                                                      =========

                    See accompanying notes

                          Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)
                               For the Three           For the Three
                                Months Ended            Months Ended
                               March 31, 2003          March 31, 2002
Revenues
  Cigar and Accessories           $   149,750          $   64,409
  Internet                              4,568              15,446
  Memorabilia                             896                   0
Cost of sales                         (66,719)            (16,102)
                                  -----------          ----------
    Gross Profit                       88,495              63,753

Operating expense                      58,658              47,647
                                  -----------          ----------
Operating income                       29,837              16,106
Other income or expense                     0                   0
                                  -----------          ----------
Net income before income taxes         29,837              16,106

Income taxes                            5,148                   0
                                  -----------          ----------
Net Income                        $    24,689          $   16,106
                                  ===========          ==========
Net Income per Share              $      0.00          $     0.00
                                  ===========          ==========
Weighted Average Number of Shares
Outstanding                         5,000,000           5,000,000
                                  ===========          ==========

                              See accompanying notes

                          Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)
                               For the Six      For the Six   From August 11,
                               Months Ended     Months Ended   1997 Through
                                 March 31,        March 31,      March 31,
                                  2003              2002           2003
Revenues
  Cigar and Accessories           $   260,870     $   84,072    $  692,875
  Internet                             11,367         23,720        53,801
  Memorabilia                           1,368              0         1,368
Cost of sales                         (93,407)       (25,127)     (220,700)
                                  -----------     ----------    ----------
    Gross Profit                      180,198         82,665       527,344

Web site development costs             11,160          8,995        74,014
Operating expense                     103,521         57,142       428,217
                                  -----------     ----------    ----------
Operating income (loss)                65,517         16,528        25,113

Other income/(expense)                      0              0             0
                                  -----------     ----------    ----------
Net income before income taxes         65,517         16,528        25,113

Income taxes                            5,148              0         5,148
                                  -----------     ----------    ----------

Net Income                        $    60,369     $   16,528    $   19,965
                                  ===========     ==========    ==========
Net Income per Share              $      0.01     $     0.00    $     0.01
                                  ===========     ==========    ==========
Weighted Average Number of Shares
Outstanding                         5,000,000      5,000,000     3,386,257
                                  ===========     ==========    ==========

                              See accompanying notes

                           Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Cash Flows
                            (Unaudited)
                               For the Six      For the Six   From August 11,
                               Months Ended     Months Ended   1997 Through
                                 March 31,        March 31,      March 31,
                                  2003              2002           2003
Cash Flows Used for Operating
Activities:

 Net Income (Loss)                 $    60,369     $  16,528   $    19,965

 Adjustments to reconcile net loss
 to net cash used for operating
 activities:

   Depreciation                          2,204           586          4,196
   Decrease (Increase) in current
   liabilities                            (645)      (10,000)           225
   Issued stock for services                 0             0         32,776
   Increase in inventory               (15,049)      (26,658)       (38,487)
   Increase in income taxes payable      5,148             0          5,148
                                   -----------     ---------    -----------
Net Cash Flows Used for Operating
Activities                              52,027        20,456         63,823

Cash Flows from Investing Activities:
   Equipment purchases                  (4,665)      (22,606)       (29,620)
                                   -----------     ---------    -----------
Net Cash Flows from Investing
   Activities                           (4,665)      (22,606)       (29,620)

Cash Flows from Financing Activities:
   Issued stock for cash                     0             0         17,224
                                   -----------     ---------    -----------
Net Cash Flows Used for Investing
Activities                                   0             0         17,224
                                   -----------     ---------    -----------

Net Increase (Decrease) in Cash         47,362        (2,150)        51,427

Beginning Cash Balance                   4,065        10,741              0
                                   -----------     ---------    -----------
Ending Cash Balance                $    51,427     $   8,591    $    51,427
                                   ===========     =========    ===========

Supplemental disclosure:

  Cash paid for interest           $         0     $       0    $         0

  Cash paid for income taxes       $         0     $       0    $         0

  Inventory/Assets contributed in  $         0     $  40,000    $    40,000

                      See accompanying notes

                           Zaldiva, Inc.
                   [A Development Stage Company]
              Notes to Condensed Financial Statements
                            March 31, 2003


     PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
     and Exchange Commission.   Certain information and disclosures normally
     included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended September 30, 2002.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis of Financial Condition and Results of Operations.
-----------

For the Six Months Ended March 31, 2003 Compared to the Six Months Ended March 31, 2002.

     During the six months ended March 31, 2003, we received total revenues of $273,605, as compared to revenues of $107,792 during the six months ended March 31, 2002. In the 2003 period, $260,870, or approximately 95% of our total revenues, was from cigar and accessory sales, with the remaining $12,375 coming from sales of memorabilia and our internet sources. In the 2002 period, $84,072, or approximately 78% of our total revenue, was derived from sales of cigars and accessories and $23,720 came from our internet sources. These figures show an increase in the importance of our cigar and accessories business and a decline in the importance of our internet business, both in real and in relative terms.

     Costs of sales during the six months ended March 31, 2003, and 2002, were $93,407 and $25,127, respectively. These figures reflect our substantially increasing sales volume from one period to the next.

     Operating expenses increased to $103,521 during the six months ended March 31, 2003, from $57,142 in the year-ago period. This increase was due principally to increased legal and accounting fees incurred in connection with the preparation of the periodic reports that we file with the Securities and Exchange Commission. Net income was $60,369 in the six months ended
March 31, 2003, as compared to $16,528 during the March 31, 2002, period.

     Zaldiva had cash on hand of $51,427 at March 31, 2003.

     During the six months ended March 31, 2003, all of Zaldiva's liquidity has come from its operating activities. We can not guarantee that we will continue to make a profit in the future. If we are not able to sustain an operating profit, we expect that we will have to raise money by selling shares of common stock or through loans. Financing for our activities to date has been primarily provided by issuance of common stock for cash and for services. Zaldiva's ability to achieve a level of profitable operations and/or additional financing may affect its ability to continue as a going concern.

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

                                         ZALDIVA, INC.


Date: 4/26/03                            By:/s/Robert B. Lees
      -------                               ------------------------
                                            Robert B. Lees, Director
                                            and President


Date: 4/28/03                            By:/s/John A. Palmer, Jr.
      -------                               ------------------------
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

Dated:   4/26/03                      Signature:/s/Robert B. Lees
         -------                                -------------------
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

Dated:  April 28, 2003                  Signature:/s/John A. Palmer, Jr.
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



/s/Robert B. Lees
-------------------
President
4/26/03

/s/ John A. Palmer, Jr.
-----------------------
Treasurer
Director
4/28/03