Form 10QSB
period 2003-06-30
ZALDIVA INC
filed 2003-08-12
CIK 1168325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

                              June 30, 2003

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

                           June 30, 2003

                          Zaldiva, Inc.
                   [A Development Stage Company]
                     Condensed Balance Sheet
                           (Unaudited)
                              ASSETS

                                                       June 30,
                                                         2003
Current Assets
  Cash                                                $  13,373
  Inventory                                              45,466
                                                      ---------
          Total Current Assets                           58,839

  Equipment, Net                                         25,718
                                                      ---------
TOTAL ASSETS                                          $  84,557
                                                      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accrued Liabilities                                 $     224
                                                      ---------
          Total Current Liabilities                         224

Temporary Equity                                         17,223
Stockholders' Equity
  Common stock                                            3,278
  Additional paid in capital                             69,499
  Net Income accumulated during the development stage    (5,667)
                                                      ---------
          Total Stockholders' Equity                     67,110
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  84,557
                                                      =========

                    See accompanying notes

                          Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)
                               For the Three           For the Three
                                Months Ended            Months Ended
                               June 30, 2003           June 30, 2002
Revenues
  Cigar and Accessories           $    78,186          $   85,566
  Internet                              5,988              12,966
  Memorabilia                             487                   0
Cost of sales                         (37,990)            (22,364)
                                  -----------          ----------
    Gross Profit                       46,671              76,168

Operating expense                      77,848              53,116
                                  -----------          ----------
Operating income                      (31,177)             23,052
Other income or expense                     0                   0
                                  -----------          ----------
Net income before income taxes    $   (31,177)         $   23,052

Income taxes                            5,148                   0
                                  -----------          ----------
Net Income                        $   (26,029)         $   23,052
                                  ===========          ==========
Net Income per Share              $     (0.01)         $     0.00
                                  ===========          ==========
Weighted Average Number of Shares
Outstanding                         5,000,000           5,000,000
                                  ===========          ==========

                              See accompanying notes

                          Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)
                               For the Nine     For the Nine  From August 11,
                               Months Ended     Months Ended   1997 Through
                                June 30,          June 30,       June 30,
                                  2003              2002           2003
Revenues
  Cigar and Accessories           $   339,056     $  169,638    $  771,061
  Internet                             17,369         36,686        59,788
  Memorabilia                           1,856              0         1,856
Cost of sales                        (131,017)       (47,491)     (258,690)
                                  -----------     ----------    ----------
    Gross Profit                      227,264        158,833       574,015

Web site development costs             32,502         11,995        95,356
Operating expense                     160,027        107,258       484,326
                                  -----------     ----------    ----------
Operating income                       34,735         39,580        (5,667)

Other income/(expense)                      0              0             0
                                  -----------     ----------    ----------
Net income before income taxes    $    34,735     $   39,580    $   (5,667)

Income taxes                                0              0             0
                                  -----------     ----------    ----------
Net Income                        $    34,735     $   39,580    $   (5,667)
                                  ===========     ==========    ==========
Net Income per Share              $      0.01     $     0.01    $    (0.01)
                                  ===========     ==========    ==========
Weighted Average Number of Shares
Outstanding                         5,000,000      5,000,000     3,482,301
                                  ===========     ==========    ==========

                              See accompanying notes

                           Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Cash Flows
                            (Unaudited)
                               For the Nine     For the Nine   From August 11,
                               Months Ended     Months Ended   1997 Through
                                 June 30,        June 30,       June 30,
                                  2003              2002           2003
Cash Flows Used for Operating
Activities:

 Net Income (Loss)                 $    34,735     $  39,580   $    (5,667)

 Adjustments to reconcile net loss
 to net cash used for operating
 activities:

   Depreciation                          3,973         1,172          5,965
   Decrease (Increase) in current
   liabilities                            (645)      (10,000)           225
   Issued stock for services                 0             0         32,776
   Inventory contributed and sold            0             0         40,000
   Increase in inventory               (22,027)        8,432        (45,467)
   Increase in income taxes payable          0             0              0
                                   -----------     ---------    -----------
Net Cash Flows Used for Operating
Activities                              16,036        39,184         27,832

Cash Flows from Investing Activities:
   Equipment purchases                  (6,728)      (22,606)       (31,683)
                                   -----------     ---------    -----------
Net Cash Flows from Investing
   Activities                           (6,728)      (22,606)       (31,683)

Cash Flows from Financing Activities:
   Issued stock for cash                     0             0         17,224
                                   -----------     ---------    -----------
Net Cash Flows Used for Investing
Activities                                   0             0         17,224
                                   -----------     ---------    -----------

Net Increase (Decrease) in Cash          9,308        16,578         13,373

Beginning Cash Balance                   4,065        10,741              0
                                   -----------     ---------    -----------
Ending Cash Balance                $    13,373     $  27,319    $    13,373
                                   ===========     =========    ===========

Supplemental disclosure:

  Cash paid for interest           $         0     $       0    $         0

  Cash paid for income taxes       $         0     $       0    $         0

  Inventory/Assets contributed in  $         0     $  40,000    $    40,000

                      See accompanying notes

                           Zaldiva, Inc.
                   [A Development Stage Company]
              Notes to Condensed Financial Statements
                            June 30, 2003


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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis of Financial Condition and Results of Operations.
-----------

For the Nine Months Ended June 30, 2003 Compared to the Nine Months Ended June 30, 2002.

     During the nine months ended June 30, 2003, we received total revenues of $358,281, as compared to revenues of $206,324 during the nine months ended June 30, 2002. In the 2003 period, $339,056, or approximately 95% of our total revenues, was from cigar and accessory sales, with the remaining $19,225 coming from sales of memorabilia and our internet sources. In the 2002 period, $169,638, or approximately 82% of our total revenue, was derived from sales of cigars and accessories and $36,686 came from our internet sources. These figures show an increase in the importance of our cigar and accessories business and a decline in the importance of our internet business, both in real and in relative terms.

     Costs of sales during the nine months ended June 30, 2003, and 2002, were $131,017 and $47,491, respectively. These figures reflect our substantially increasing sales volume from one period to the next.

     Operating expenses increased to $160,027 during the nine months ended June 30, 2003, from $107,258 in the year-ago period. This increase was due principally to increased sales commissions and increased web site development and maintenance costs. Net income was $34,735 in the nine months ended June 30, 2003, as compared to $39,580 during the June 30, 2002, period.

     Zaldiva had cash on hand of $13,373 at June 30, 2003.

     During the nine months ended June 30, 2003, all of Zaldiva's liquidity has come from its operating activities. We had a net loss during the quarterly period ended June 30, 2003, and we can not guarantee that we will be profitable in the future. If we are not able to sustain an operating profit, we expect that we will have to raise money by selling shares of common stock or through loans. Financing for our activities to date has been primarily provided by issuance of common stock for cash and for services. Zaldiva's ability to achieve a level of profitable operations and/or additional financing may affect its ability to continue as a going concern.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              31.1 - 302 Certification of Robert B. Lees

              31.2 - 302 Certification of John A. Palmer, Jr.

              32 -   906 Certification

          (b) Reports on Form 8-K.

              None.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         ZALDIVA, INC.


Date: 8/7/03                             By:/s/Robert B. Lees
      -------                               ------------------------
                                            Robert B. Lees, Director
                                            and President


Date: 8/7/03                             By:/s/John A. Palmer, Jr.
      -------                               ------------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer