Form 10KSB/A
period 2002-09-30
ZALDIVA INC
filed 2003-10-10
CIK 1168325

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                            FORM 10-KSB-A1

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

Business.
---------

     Zaldiva, Inc. was incorporated under the laws of the state of Florida on August 11, 1997. We are in the business of selling cigars and accessories, and offering web design and hosting. Our business plan also calls for us to begin selling goods through affiliates, but we have not yet received any material revenues from that source. In the future, we may also acquire other small companies offering similar services, although we have no current plans in this regard.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operations.
----------------------


     For the years ended September 30, 2002 and 2001, and from inception through September 30, 2002, we had revenues of $297,035, $48,161 and $474,440, respectively. During these periods, our revenues were derived from sales of cigars and accessories and internet services, with approximately 80% of revenues coming from our cigar and accessory sales. The increase in our revenues resulted primarily from increased international and domestic cigar and accessory sales. We have not yet derived any material revenues from our affiliate program.

     Cost of goods sold increased from $10,884 in the September 30, 2001, fiscal year, to $90,430 in the September 30, 2002 fiscal year. As a percentage of revenues, cost of goods sold increased from approximately 23% to approximately 30%. This increase resulted from greater inventory purchases and heightened advertising efforts in the 2002 fiscal year. Inventory increased from $0 at September 30, 2001, to $23,439 at September 30, 2002.

     Due to the expansion of our web site, web site development costs increased from $12,168 in 2001, to $37,495 in 2002. This expansion required greater expenditures on equipment and software, as well as increased labor costs to develop and maintain the site.

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


                                   Mantyla McReynolds
December 6, 2002
Salt Lake City, Utah


                               ZALDIVA, INC.
                      [A Development Stage Company]
                              Balance Sheet
                            September 30, 2002


ASSETS

Current Assets:

     Cash                                                   $           4,065

     Inventory                                                         23,439

          Total Current Assets                                         27,504

Fixed Assets

     Equipment net of depreciation                                     22,963

TOTAL ASSETS                                                $          50,467

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:

       Accrued liabilities                                  $             870

       Deferred revenue                                                 1,319

         Total Current Liabilities                                      2,189

           Total Liabilities                                            2,189

      Temporary Equity - Note B                                        17,223

      Stockholders' Equity - Notes B

       Preferred stock, $.001 par value;
       authorized                                                           0

      Common stock, $.001 par value;
      authorized 50,000,000 shares; issued
      and outstanding 5,000,000; 1,722,370 subject to
      rescind                                                           3,278


     Additional paid-in capital                                        69,499

     Deficit accumulated during development stage                     (41,722)

       Total Stockholders' Equity                                      50,467

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $          50,467


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


                                                       Deficit
                                                     Accumulated
                                       Additional      During          Total
            Number of     Common        Paid-in     Development  Stockholders'
             Shares        Stock        Capital        Stage  Equity/(Deficit)


Balance,
August
11, 1997               0  $      0     $       0     $        0   $        0

Net income
for 1997               0         0             0              0            0

Balance,
September
30, 1997               0         0             0              0            0

Net income
for 1998               0         0             0              0            0

Balance,
September
30, 1998               0         0             0              0            0

Issued stock
for cash,
at par, $.01
per share      1,722,370     1,722        15,501                      17,223

Reclassify
stock to
temporary
equity        (1,722,370)   (1,722)      (15,501)                    (17,223)

Net loss
for 1999                                                 (9,514)      (9,514)

Balance,
September
30, 1999               0         0             0         (9,514)      (9,514)

Net income
for 2000                                                 (6,852)      (6,852)

Balance,
September
30, 2000               0         0             0        (16,366)     (16,366)

Issued shares
for services,
at $.01
per share      3,277,630     3,278        29,499                      32,777

Net loss
for 2001                                                (32,893)     (32,893)

Balance,
]September
30, 2001       3,277,630     3,278        29,499        (49,259)     (16,482)

Additional
capital for
inventory                                40,000                       40,000

Net income
for 2002                                                  7,537        7,537

Balance,
September
30, 2002       3,277,630  $  3,278     $ 69,499      $  (41,722)  $   31,055


              See accompanying notes to financial statements



                               ZALDIVA, INC.
                       [A Development Stage Company]
                         Statements of Operations
       For the years ended September 30, 2002 and 2001 and for the
   Period from Inception [August 11, 1997] through September 30, 2002

                                                                    From
                                                                  Inception
                                                                  [8/11/97]
                                                                   Through
                                              2002      2001      9/30/02


Revenues

   Product sales                           $ 254,601  $   48,161    $ 432,006

   Internet services                          41,115           0       41,115

      Total Revenue                          295,716      48,161      473,121

Cost of goods sold                            90,430      10,884      127,293

   Gross profit                              205,286      37,277      345,828

Web site development costs                    37,495      12,168       62,854

Selling, general and
administrative expenses                      160,254      58,002      324,696

Net Loss from Operations                       7,537     (32,893)     (41,722)

    Net Loss Before Income Taxes               7,537     (32,893)     (41,722)

Provision for Income Taxes - Notes A&C             0           0            0

Net Income (Loss)                         $    7,537  $  (32,893) $   (41,722)

Income (Loss) Per Share                   $     0.00  $    (0.01) $     (0.02)

Weighted Average Shares Outstanding        3,365,675   3,365,675    2,395,553


              See accompanying notes to financial statements


                              Zaldiva, INC.
                      [A Development Stage Company]
                        Statements of Cash Flows
      For the years ended September 30, 2002 and 2001 and for the
  Period from Inception [August 11, 1997] through September 30, 2002


                                                                   For the
                                                                 Period from
                                                                  Inception
                                                                  [8/11/97]
                                                                   Through
                                       2002           2001         9/30/02


Cash Flows Provided by/(Used for)
Operating Activities

Net Loss                               $   7,537      $  (32,893)  $  (41,722)

Adjustments to reconcile net income
to net cash provided by
operating activities:

    Depreciation                           1,992               0        1,992

    Increase in inventory                (23,439)              0      (23,439)

    Inventory contributed and sold        40,000               0       40,000

    Issued shares for services                 0          32,776       32,776

    Increase in accrued liabilities       (7,811)         10,000        2,189

       Net Cash Provided by/(Used for)
        in Operating  Activities          18,279           9,883       11,796

Cash Flows Used for
  Investing Activities

   Purchase of assets                    (24,955)              0      (24,955)

      Net Cash Used in
       Investing Activities              (24,955)              0      (24,955)

Cash Flows Provided by
 Financing Activities

  Issued stock for cash                        0               0       17,224

   Net Cash Provided by
    Financing Activities                       0               0       17,224

      Net Increase(decrease) in Cash      (6,676)          9,883        4,065

Beginning Cash Balance                    10,741             858            0

Ending Cash Balance                   $    4,065       $  10,741   $    4,065

Supplemental Disclosure Information:

  Cash paid during the
   year for interest                  $        0       $       0   $        0

  Cash paid during the
   year for income taxes                       0               0            0


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

Revenue is also recognized from web site development and maintenance. For these services, contracts are established with each customer. Fees for development of web sites are negotiated based on the level of detail and features desired by the customer. Half of the fee is generally charged when the contract is entered. The remaining fee is due upon completion of the customers working web site. There were no unfinished projects in progress as of September 30, 2002. Historically, maintenance costs have been minimal. Typically, future services involve upgrades or enhancements which are services which generate new fee arrangements. However, the Company is considering the need to add a separate maintenance fee component. Hosting agreements are offered to customers for service periods of three, six and twelve months. As of September 30, 2002, the Company has deferred $1,319, for hosting services to be provided over the next twelve months.

Revenue from commissions on sales through the on-line shopping center has not been significant and the Company is still developing this revenue process. Contract terms contain a variety of durations and commission percentages based on dollar sales and volume of referrals.

The Company established and published a policy which allows customers to return most purchased items within 15 days of order for a full refund. All returns or exchanges must be accompanied by an original invoice or sales receipt. The Company will pay for return shipping costs if the return is a result of Company error. As of September 30, 2002, the Company had one $10 transaction within the 15 day return period. No allowance for returns has been recorded as of September 30, 2002.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses consist of the following major components:

          Description                            2002           2001

     Advertising and promotion                $20,983        $10,000
     Consulting and professional fees          83,557         44,104
     Office and telephone                      26,563          2,561
     Other expenses                            29,151          1,337
             Total expenses                   160,254         58,002

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


Deferred tax assets        Balance           Tax             Rate


Loss carryforward
(expires through 2021)     $    39,976       $     5,996           15%

   Valuation allowance                       $    (5,996)

        Deferred tax asset                   $         0


The valuation allowance has decreased $1,393 from $7,389 as of September 30, 2001.

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

Exhibits.*
----------

          (i)
                                                Where Incorporated
                                                in this Annual Report
                                                ---------------------

Registration Statement on From 10-SB, as        Parts I, II and III
amended.**

          (ii)

Exhibit
Number               Description
------               -----------

31.1                 302 Certification of Robert B. Lees

31.2                 302 Certification of John Palmer

32                   906 Certification

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


Date:   10/10/03                           By: /s/ Robert B. Lees
        ---------                             ------------------------
                                              Robert B. Lees, Director
                                              and President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    10/10/03                              /s/ Robert B. Lees
        ---------                             ------------------------
                                              Robert B. Lees, Director
                                              and President


Date:    10/10/03                              /s/ John A. Palmer Jr.
        --------------                        ------------------------
                                              John A. Palmer, Jr., Director,
                                              Secretary and Treasurer
                                22