Form 10QSB/A
period 2002-12-31
ZALDIVA INC
filed 2003-10-10
CIK 1168325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB-A1

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

                         ZALDIVA, INC.
                 [A Development Stage Company]

                  Condensed Financial Statements

                        December 31, 2002

                          Zaldiva, Inc.
                 [A Development Stage Company]
                     Condensed Balance Sheets
                           (Unaudited)
                              ASSETS

                                                        December 31,
                                                           2002
Current Assets
  Current Assets
    Cash                                              $  32,455
    Inventory                                            30,879
                                                      ---------
          Total Current Assets                           63,334

Equipment, net                                           21,967

TOTAL ASSETS                                          $  85,301
                                                      =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accrued Liabilities                                 $      25
  Unearned revenue                                        1,384
                                                      ---------
          Total Current Liabilities                       1,409

Temporary Equity                                         17,223
Stockholders' Equity
  Common stock                                            3,278
  Additional paid in capital                             69,499
  Accumulated deficit                                    (6,108)
                                                      ---------
          Total Stockholders' Equity                     66,669
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  85,301
                                                      =========

                    See accompanying notes

                          Zaldiva, Inc.
                  [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)
                               For the Three  For the Three  From Inception
                                Months Ended  Months Ended     through
                                 December 31, December 31,   December 31,
                                    2002         2001            2002
Revenues

  Cigar and Accessories           $   111,592   $   19,663    $  543,598

  Internet                              6,733        8,274        47,848

Cost of sales                         (26,688)      (8,475)     (153,981)
                                  -----------   ----------    ----------
Gross Profit                           91,637       19,462       437,465
                                  -----------   ----------    ----------

Web site development costs             11,160        2,035        74,014

Operating expense                      44,863       16,454       369,559
                                  -----------   ----------    ----------
Operating income (loss)                35,614          973        (6,108)
                                  -----------   ----------    ----------

Other income/(expense)                      0            0             0

Net income (loss)                 $    35,614   $      973    $   (6,108)
                                  ===========   ==========    ==========

Net Income (loss) per Share       $      0.01   $     0.00    $    (0.01)
                                  ===========   ==========    ==========
Weighted Average Number of Shares
Outstanding                         5,000,000    5,000,000     3,278,515
                                  ===========   ==========    ==========

                              See accompanying notes

                           Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Cash Flows
                            (Unaudited)
                               For the Three  For the Three  From Inception
                                Months Ended  Months Ended     through
                                 December 31, December 31,   December 31,
                                    2002         2001            2002
Cash Flows from Operating
Activities:

 Net Income (Loss)                 $    35,614  $     973     $   (6,108)

 Adjustments to reconcile net loss
 to net cash used for operating
 activities:

   Depreciation                            996          0          2,988
   Inventory contributed and sold            0          0         40,000
   Decrease in current liabilities        (780)   (10,000)         1,409
   Issued stock for services                 0          0         32,776
   Increase in inventory                (7,440)      (550)       (30,879)
                                   -----------  ---------     ----------
Net Cash Flows from Operating
Activities                              28,390     (9,577)        40,186
                                   -----------  ---------     ----------

Cash Flows from Investing Activities:
   Equipment purchases                       0          0        (24,955)
                                   -----------  ---------     ----------
Net Cash Flows from Investing
Activities                                   0          0        (24,955)

Cash Flows From Financing Activities:
   Issued stock for cash                     0          0         17,224
                                   -----------  ---------     ----------
Net Cash Flows Used for Investing
Activities                                   0          0         17,224
                                   -----------  ---------     ----------
Net Increase (Decrease) in Cash         28,390     (9,577)        32,455

Beginning Cash Balance                   4,065     10,741              0
                                   -----------  ---------     ----------
Ending Cash Balance                $    32,455  $   1,164     $   32,455
                                   ===========  =========     ==========

Supplemental disclosure information:

  Cash paid for interest           $         0  $       0     $        0

  Cash paid for income taxes       $         0  $       0     $        0

  Inventory/Assets contributed in  $         0  $       0     $   40,000

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              Exhibit No.               Description
              -----------               -----------

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

                                         ZALDIVA, INC.


Date: 10/10/03                          By: /s/ Robert B. Lees
      -------                               ------------------------
                                            Robert B. Lees, Director
                                            and President


Date: 10/10/03                           By: /s/ John A. Palmer, Jr.
      --------                              ------------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer