Form 10QSB/A
period 2003-03-31
ZALDIVA INC
filed 2003-10-10
CIK 1168325

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

                          Zaldiva, Inc.
                   [A Development Stage Company]


                  Condensed Financial Statements

                           March 31, 2003

                          Zaldiva, Inc.
                   [A Development Stage Company]
                     Condensed Balance Sheet
                           (Unaudited)
                              ASSETS

                                                       March 31,
                                                         2003
Current Assets
  Cash                                                $  51,822
  Inventory                                              38,487
                                                      ---------
          Total Current Assets                           90,309

  Equipment, Net                                         25,424
                                                      ---------
TOTAL ASSETS                                          $ 115,733
                                                      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Income Taxes payable                                $   5,148
  Unearned Revenue                                        1,154
  Accrued Liabilities                                       225
                                                      ---------
          Total Current Liabilities                       6,527

Temporary Equity                                         17,223
Stockholders' Equity
  Common stock                                            3,278
  Additional paid in capital                             69,499
  Net Income accumulated during the development stage    19,206
                                                      ---------
          Total Stockholders' Equity                     91,983
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 115,733
                                                      =========

                    See accompanying notes

                          Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)
                               For the Three           For the Three
                                Months Ended            Months Ended
                               March 31, 2003          March 31, 2002
Revenues
  Cigar and Accessories           $   149,750          $   64,409
  Internet                              4,813              15,446
  Memorabilia                             896                   0
Cost of sales                         (66,339)            (16,102)
                                  -----------          ----------
    Gross Profit                       89,120              63,753

Operating expense                      58,658              47,647
                                  -----------          ----------
Operating income                       30,462              16,106
Other income or expense                     0                   0
                                  -----------          ----------
Net income before income taxes         30,462              16,106

Income taxes                            5,148                   0
                                  -----------          ----------
Net Income                        $    25,314          $   16,106
                                  ===========          ==========
Net Income per Share              $      0.01          $     0.00
                                  ===========          ==========
Weighted Average Number of Shares
Outstanding                         5,000,000           5,000,000
                                  ===========          ==========

                              See accompanying notes

                          Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)
                               For the Six      For the Six   From August 11,
                               Months Ended     Months Ended   1997 Through
                                 March 31,        March 31,      March 31,
                                  2003              2002           2003
Revenues
  Cigar and Accessories           $   260,870     $   84,072    $  693,348
  Internet                             11,546         23,720        52,661
  Memorabilia                           1,368              0         1,368
Cost of sales                         (93,027)       (25,127)     (220,320)
                                  -----------     ----------    ----------
    Gross Profit                      180,757         82,665       527,057

Web site development costs             13,160          8,995        74,014
Operating expense                     101,521         57,142       428,689
                                  -----------     ----------    ----------
Operating income (loss)                66,076         16,528        24,354

Other income/(expense)                      0              0             0
                                  -----------     ----------    ----------
Net income before income taxes         66,076         16,528        24,354

Income taxes                            5,148              0         5,148
                                  -----------     ----------    ----------
Net Income                        $    60,928     $   16,528    $   19,206
                                  ===========     ==========    ==========
Net Income per Share              $      0.01     $     0.00    $     0.01
                                  ===========     ==========    ==========
Weighted Average Number of Shares
Outstanding                         5,000,000      5,000,000     3,386,257
                                  ===========     ==========    ==========

                              See accompanying notes

                           Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Cash Flows
                            (Unaudited)
                               For the Six      For the Six   From August 11,
                               Months Ended     Months Ended   1997 Through
                                 March 31,        March 31,      March 31,
                                  2003              2002           2003
Cash Flows Used for Operating
Activities:

 Net Income (Loss)                 $    60,928     $  16,528   $    19,206

 Adjustments to reconcile net loss
 to net cash used for operating
 activities:

   Depreciation                          2,204           586          4,196
   Decrease (Increase) in current
   liabilities                            (809)      (10,000)         1,379
   Issued stock for services                 0             0         32,776
   Inventory contributed and sold            0        40,000         40,000
   Increase in inventory               (15,049)      (26,658)       (38,487)
   Increase in income taxes payable      5,148             0          5,148
                                   -----------     ---------    -----------
Net Cash Flows Used for Operating
Activities                              52,422        20,456         64,218

Cash Flows from Investing Activities:
   Equipment purchases                  (4,665)      (22,606)       (29,620)
                                   -----------     ---------    -----------
Net Cash Flows from Investing
   Activities                           (4,665)      (22,606)       (29,620)

Cash Flows from Financing Activities:
   Issued stock for cash                     0             0         17,224
                                   -----------     ---------    -----------
Net Cash Flows Used for Investing
Activities                                   0             0         17,224
                                   -----------     ---------    -----------
Net Increase (Decrease) in Cash         47,757        (2,150)        51,822

Beginning Cash Balance                   4,065        10,741              0
                                   -----------     ---------    -----------
Ending Cash Balance                $    51,822     $   8,591    $    51,822
                                   ===========     =========    ===========

Supplemental disclosure:

  Cash paid for interest           $         0     $       0    $         0

  Cash paid for income taxes       $         0     $       0    $         0

  Inventory/Assets contributed in  $         0     $  40,000    $    40,000

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

For the Six Months Ended March 31, 2003 Compared to the Six Months Ended December 31, 2002.

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

                                         ZALDIVA, INC.


Date: 10/10/03                           By: /s/ Robert B. Lees
      --------                              ------------------------
                                            Robert B. Lees, Director
                                            and President


Date: 10/10/03                           By: /s/ John A. Palmer, Jr.
      -------                               ------------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer