Form 10QSB/A
period 2003-06-30
ZALDIVA INC
filed 2003-10-10
CIK 1168325

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

                          Zaldiva, Inc.
                   [A Development Stage Company]


                  Condensed Financial Statements

                           June 30, 2003

                          Zaldiva, Inc.
                   [A Development Stage Company]
                     Condensed Balance Sheet
                           (Unaudited)
                              ASSETS

                                                       June 30,
                                                         2003
Current Assets
  Cash                                                $  13,373
  Inventory                                              45,466
                                                      ---------
          Total Current Assets                           58,839

  Equipment, Net                                         25,718
                                                      ---------
TOTAL ASSETS                                          $  84,557
                                                      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accrued Liabilities                                 $     224
  Unearned revenue                                        1,819
                                                      ---------
          Total Current Liabilities                       2,043

Temporary Equity                                         17,223
Stockholders' Equity
  Common stock                                            3,278
  Additional paid in capital                             69,499
  Net Income accumulated during the development stage    (7,486)
                                                      ---------
          Total Stockholders' Equity                     65,291
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  84,557
                                                      =========

                    See accompanying notes

                          Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)
                               For the Three           For the Three
                                Months Ended            Months Ended
                               June 30, 2003           June 30, 2002
Revenues
  Cigar and Accessories           $    78,186          $   85,566
  Internet                              5,323              12,966
  Memorabilia                             488                   0
Cost of sales                         (37,990)            (22,364)
                                  -----------          ----------
    Gross Profit                       46,007              76,168

Operating expense                      77,848              53,116
                                  -----------          ----------
Operating income                      (31,841)             23,052
Other income or expense                     0                   0
                                  -----------          ----------
Net income before income taxes    $   (31,841)         $   23,052

Income taxes                           (5,148)                  0
                                  -----------          ----------
Net Income                        $   (26,693)         $   23,052
                                  ===========          ==========
Net Income per Share              $     (0.01)         $     0.00
                                  ===========          ==========
Weighted Average Number of Shares
Outstanding                         5,000,000           5,000,000
                                  ===========          ==========

                              See accompanying notes

                          Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)
                               For the Nine     For the Nine  From August 11,
                               Months Ended     Months Ended   1997 Through
                                June 30,          June 30,       June 30,
                                  2003              2002           2003
Revenues
  Cigar and Accessories           $   339,056     $  169,638    $  771,061
  Internet                             16,870         36,686        57,969
  Memorabilia                           1,856              0         1,856
Cost of sales                        (131,017)       (47,491)     (258,690)
                                  -----------     ----------    ----------
    Gross Profit                      226,764        158,833       572,196

Web site development costs             38,502         11,995        99,356
Operating expense                     154,027        107,258       480,326
                                  -----------     ----------    ----------
Operating income                       34,235         39,580        (7,486)

Other income/(expense)                      0              0             0
                                  -----------     ----------    ----------
Net income before income taxes    $    34,235     $   39,580    $   (7,486)

Income taxes                                0              0             0
                                  -----------     ----------    ----------
Net Income                        $    34,235     $   39,580    $   (7,486)
                                  ===========     ==========    ==========
Net Income per Share              $      0.01     $     0.01    $    (0.01)
                                  ===========     ==========    ==========
Weighted Average Number of Shares
Outstanding                         5,000,000      5,000,000     3,482,301
                                  ===========     ==========    ==========

                              See accompanying notes

                           Zaldiva, Inc.
                   [A Development Stage Company]
                Condensed Statements of Cash Flows
                            (Unaudited)
                               For the Nine     For the Nine   From August 11,
                               Months Ended     Months Ended   1997 Through
                                 June 30,        June 30,       June 30,
                                  2003              2002           2003
Cash Flows Used for Operating
Activities:

 Net Income (Loss)                 $    34,235     $  39,580   $    (7,486)

 Adjustments to reconcile net loss
 to net cash used for operating
 activities:

   Depreciation                          3,973         1,172          5,965
   Decrease (Increase) in current
   liabilities                            (145)      (10,000)         2,044
   Issued stock for services                 0             0         32,776
   Inventory contributed and sold            0             0         40,000
   Increase in inventory               (22,027)        8,432        (45,467)
   Increase in income taxes payable          0             0              0
                                   -----------     ---------    -----------
Net Cash Flows Used for Operating
Activities                              16,036        39,184         27,832

Cash Flows from Investing Activities:
   Equipment purchases                  (6,728)      (22,606)       (31,683)
                                   -----------     ---------    -----------
Net Cash Flows from Investing
   Activities                           (6,728)      (22,606)       (31,683)

Cash Flows from Financing Activities:
   Issued stock for cash                     0             0         17,224
                                   -----------     ---------    -----------
Net Cash Flows Used for Investing
Activities                                   0             0         17,224
                                   -----------     ---------    -----------

Net Increase (Decrease) in Cash          9,308        16,578         13,373

Beginning Cash Balance                   4,065        10,741              0
                                   -----------     ---------    -----------
Ending Cash Balance                $    13,373     $  27,319    $    13,373
                                   ===========     =========    ===========

Supplemental disclosure:

  Cash paid for interest           $         0     $       0    $         0

  Cash paid for income taxes       $         0     $       0    $         0

  Inventory/Assets contributed in  $         0     $  40,000    $    40,000

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
                                         ZALDIVA, INC.


Date: 10/10/03                           By:/s/Robert B. Lees
      --------                              -----------------------
                                            Robert B. Lees, Director
                                            and President


Date: 10/10/03                           By:/s/John A. Palmer, Jr.
      --------                              ------------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer