Form 10KSB
period 2003-09-30
ZALDIVA INC
filed 2003-12-29
CIK 1168325

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2003

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: September 30, 2003 - $468,344.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 16, 2003 - $2,196,859. There are approximately 3,138,370 shares of common voting stock of the Registrant beneficially owned by non-affiliates. There is a limited public market for the common stock of the Registrant, so this computation is based upon the bid price of $0.70 per share of the Registrant's common stock on the OTC Bulletin Board.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                           December 16, 2003

                               5,000,000*

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

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---
                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Our company, Zaldiva, Inc. ("Zaldiva," "we," "our," "us" and words of similar import), was incorporated under the laws of the state of Florida on August 11, 1997.

     For the Period from September 30, 2002, until September 30, 2003.
     -----------------------------------------------------------------

     During fiscal 2003, we commenced selling comic books and related
collectible items.   See the heading "Comic Books and Related Collectibles"
below under the caption "Business."

     For the Period from Inception until September, 2002.
     ----------------------------------------------------

     See our 10-SB Registration Statement, as amended, and our 10-KSB Annual Report for the year ended September 30, 2002, which were respectively filed with the Securities and Exchange Commission on February 28, 2003, and December 30, 2002, and which are incorporated herein by reference. See Part III, Item 13.

Business.
---------

     We are in the business of selling cigars and accessories, and offering web design and hosting; and commencing in fiscal 2003, comic books and related collectible items. Our business plan also calls for us to begin selling goods through affiliates, but we have not yet received any material revenues from that source. In the future, we may also acquire other small companies offering similar services, although we have no current plans in this regard.

     We sell Zaldiva cigars and accessories through our e-commerce web site as well as through direct sales to establishments across the United States, Germany, Australia and Japan. We make our direct sales by attending trade shows, where establishments buy our humidor system and stock it with our cigars. We also receive some referral business. We advertise through trade shows and some periodicals, although the bulk of our advertising is done on the Internet. In February, 2001, we decided to begin selling other luxury items through affiliates at our Zaldiva.com web site and only maintain the ZaldivaCigars.com site for our cigar business sales. This web site was launched and has been in constant development since February of 2001, and we have constantly been upgrading and expanding our Zaldiva.com web site since then.

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

     Everything done for Zaldiva.com is also done for ZaldivaCigars.com, but on a monthly rather than daily basis. For example, our computer technician checks on the Zaldiva.com web site daily to make sure that the links are working and to check on the number of web site "hits." Because the ZaldivaCigars.com web site sells only cigars and no affiliates are associated with that site, management does not believe that it is necessary to monitor the site on a daily basis. Zaldiva offers monthly specials, which are updated on the ZaldivaCigars.com site, sent out to opt-in email list subscribers and faxed on an occasional basis. Orders are taken daily, or as they occur. Credit card orders are processed through our merchant account and then shipped to the customer once the money has been collected. There is a minimal amount of inventory, and bookkeeping work is done on a daily basis. Zaldiva handles the sales and shipping of its own merchandise.


     Comic Books and Related Collectibles.
     -------------------------------------

     Comic books have been around at least as long as movies have. The business of buying and selling comic books and related collectibles has been an enterprise since the beginning of comic books. Fond memories of growing up with favorite comic book characters have fueled this industry.

     Comic books took their first steps in the beginning of the last century, in the search for new ways of graphics and visual communication and expression. Credit for the first comic book ever created typically goes to Richard Fenton Outcalt's creation, "The Yellow Kid," in 1896. Outcalt essentially synthesized what had been made before him and introduced a new element, the balloon, a space where he wrote what the characters said, and that pointed to their mouth with a kind of tail.

     From that point, the basis for a brand-new kind of art was set, and the adventure began. In the first decades of their life, comic books were primarily for humor and fun, and this explains the name they carry today in the English language. Some of the original comic book creations can still be read today, and are among the best stories in comic book history. These include "Little Nemo in Slumberland" by Winsor McCay; "Mutt & Jeff" by Bud Fisher; "Popeye" by E. Segar; and "Krazy Kat" by George Herriman.

     Presently, the comic book industry is still going strong more than 100 years after its birth. With advances like computer generated images, today's movie screens are filled with stories from comic books. In recent times, we have experienced such blockbuster movie hits as the "Batman" saga; "Spawn," which had its own animated series on HBO; "Spider-Man"; "X-Men" and "X-Men 2"; "The Hulk"; "The League of Extraordinary Gentlemen"; and "DareDevil." In the coming year, even more comic book inspired movies will turn out, including more cult classics like "Hellboy," "The Punishers" and "Electra," a character from DareDevil, starring Jennifer Garner. Many television shows have also sprung from the pages of comic books, most notably, "Smallville."

     This unlimited market transcends all barriers, including age, race and gender, and also language, since most shows and movies are released in dubbed versions world-wide. Movies are released twice, first at the theater and then again in DVD and/or VHS format. The comic books themselves create a demand for collectible items; and the movies and televisions shows create even more of a demand. A popular comic book can, and often does, spawn hundreds of items to be collected and adored by its fans. We are engaged in the business of selling those items.


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

     Our planned establishment will be aimed at adults age 18 and over. It will include online shopping (featuring our web sites), online gaming (subject to compliance with applicable laws and regulations), an art/antique gallery and a showcase retail shop for our own cigars and accessories. Zaldiva has identified several existing operations in the Fort Lauderdale area that we could move into with little or no up-front expense. So far, we have been unsuccessful in finding the right property for the right price, and we have not proceeded with the development of our coffee bar/art gallery/antique store idea. We can not assure you that we will ever be successful in this regard.

Zaldiva.com
-----------

     Our On-Line Shopping Center features tens of thousands of products from trusted retailers such as Hallmark, The Sports Authority, The Sharper Image, Delta Airlines, Sony Music, Barnes & Noble, American Express, 1800Flowers.com, CDNow.com, The Disney Store and Amazon.com. We do this by exchanging links with other sites and search engines. Zaldiva is not responsible for insuring, delivering or stocking these products. These merchants use Zaldiva as a marketing tool to sell their products. All sales and the majority of customer service issues are handled through individual affiliates. Because these sales are made through affiliate sources, Zaldiva requires no order tracking, shipping coordination or bookkeeping to keep track of sales.

     Our site promotes marketing through search engines, banner exchange programs and opt-in e-mail activities. Weekly specials and featured items are regularly created to increase return traffic. We can also review our records of affiliate sales to determine what affiliate relationships have not been profitable and eliminate them. We also conduct research to find out what services can be added at no additional cost to Zaldiva and our customers.

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

     In our comic books business, we sell pop-culture comic book related collectibles, that primarily include action figures, dolls, statues, die-case vehicles, T-shirts, books, magazines, posters and lithographs, video games and accessories, household decor and decorative items, board and card games, caps and hats, licensed advertisements, DVD and VHS cassettes, plush toys, sports trading cards and reproductions of vintage toys, among others.

     The only services related to our comic book and related collectibles business provided by us are those services regarding newsletter subscriptions and/or free email accounts.

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


     All items sold in our comic book and related collectibles business are sold in our online stores only at Zaldiva.com and ZaldivaComics.com.

     In November, 2003, we began accepting PayPal and eChecks from Authorize.net as payment for our products. This has allowed us to make non-U.
S. sales with ease, and these payment methods have proven beneficial to us.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     Other than our comic book and related collectibles business, Zaldiva does not currently have any new product or service that has been publicly announced.

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

     In our comic book and related collectibles business, we believe that there are no online stores that are set up as well or that offer as many payment options as Zaldiva.com and ZaldivaComics.com. We intend to focus on keeping high demand items in stock and offering them at better prices than our competition. We use multiple shipping methods, at low rates and can ship purchased products within two days. We believe that these advantages will allow us to effectively compete in this industry.

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

     We do not have any supplier contracts with the military. We are a member of the International Military Community Executives Association, a military trade group that works closely with the military's Morale, Welfare and Recreation groups, the groups that operate clubs and entertainment facilities on military bases. Because these facilities operate on non-appropriated funds (i.e, they need to make a profit), they are interested in gaining the expertise to operate profitably and in knowing about new products and trends in their industry. The IMCEA helps in this regard by helping to establish relationships between the MWR groups and members of the leisure and entertainment industry. Zaldiva advertises in military magazines such as Military Hospitality and Off Duty.

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

     Many countries in Europe, the Caribbean, Asia, the Middle East and Latin America have not prohibited Internet gaming. A significant debate exists as to whether the laws of any country, other than the country where the computer gaming servers are physically located (e.g., Antigua and Dominica), have jurisdiction over the operations of online gaming companies. Any adverse legislation, regulatory action or court rulings in this area could significantly hurt the online gaming industry and could force us to abandon our plans to provide access to online gaming.

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

Number of Employees.
--------------------

     As of September 30, 2003, Zaldiva had three full-time independent contractors. They are not part of any union, and we believe that our relationships with them are good.

Item 2.  Description of Property.
         ------------------------

     Zaldiva currently owns or leases the following properties, which were acquired during the second quarter of our last fiscal year:

     * Three servers are leased from Giant Technologies in Miami, Florida at a rate of $300 per month. The bandwidth leased is unlimited.

     * Inventory owned in corporate name having an approximate value of $6,333. This property is not subject to any liens.

     Because virtually all of our retail activities are conducted over the Internet, we do not currently maintain any executive offices. Our directors and executive officers and Chris Ebersole, our web designer and computer engineer, have personal computers on which they are able to oversee and maintain our web site and monitor the results of our affiliate program. Our principal address is a post office box. This arrangement helps us to keep our overhead very low.

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

     However, we have recently received a demand of approximately $40,000 from Joseph and Carolyn Ellis that represents a judgment that was obtained by them against ZaldivaCigarz, Inc., a Florida corporation, that initially sold Zaldiva cigars, prior to our incorporation. We believe that this judgment has and will have no effect upon us; our legal counsel is presently reviewing this demand.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this Annual Report.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol
"ZLDV", with quotations that commenced in April, 2003; however, the market for shares of our common stock is extremely limited. No assurance can be given that the present limited market for our common stock will continue or will be maintained, and the sale of the our common stock pursuant to Rule 144 of the Securities and Exchange Commission by Robert B. Lees, our President and Director, or John A. Palmer, Jr., our Secretary/Treasurer and Director, and Jeremy Van Coller, Director, and other principal stockholders, may have a substantial adverse impact on any such public market. The shares held by Messrs. Lees and Palmer became eligible for resale under Rule 144 on July 1, 2002.

     The high and low closing bid prices for shares of our common stock of for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:


                                        Bid
Quarter ending:             High                   Low
---------------             ----                   ---
April 1, 2003
through
June 30, 2003               $0.95                  $0.45

July 1, 2003
through
September 30, 2003          $2.05                  $0.65

     These bid prices were obtained from the National Quotation Bureau, LLC ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

     No assurance can be given that any "established public market" will develop in the common stock of the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

Restricted Securities.
---------------------

     There are currently 5,000,000 outstanding shares of Zaldiva common stock, 5,000,000 of which are designated as "restricted securities." Of these 5,000,000 shares, all have satisfied the one year holding period of Rule
144, and may be publicly sold in accordance with this Rule. Zaldiva will have "current public information" available for resale of "restricted securities," so long as it has filed all required periodic reports with the Securities and Exchange Commission. Any sales of these "restricted securities" could have an adverse affect on the current or any future public market for our common stock.

Holders.
--------

     The number of record holders of our common stock as of the date of this Annual Report is approximately 158.

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

     (1) These securities were issued in an offering which was not conducted in compliance with applicable federal and state exemptions form registration and may be subject to rescission. These shares have been disclosed in our financial statements as "temporary equity". Zaldiva has determined not to make an offer of rescission based on the fact that the shares have now been held for more than three years and appear to have been purchased for investment purposes and the total dollar value of the cash received for the shares is not significant compared to the cost involved in conducting a rescission offer.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operations.
----------------------

     For the years ended September 30, 2003 and 2002, we had revenues of $468,344, and $295,716, respectively. During these periods, our revenues were derived from sales of cigars and accessories and Internet services, with approximately 80% of revenues coming from our cigar and accessory sales. The increase in our revenues resulted primarily from increased international and domestic cigar and accessory sales. We have not yet derived any material revenues from our affiliate program.

     Cost of goods sold increased from $90,430 in the September 30, 2002, fiscal year, to $194,800 in the September 30, 2003 fiscal year. As a percentage of revenues, cost of goods sold increased from approximately 30% to approximately 42%. This increase resulted from greater inventory purchases and heightened advertising efforts in the 2003 fiscal year. Inventory decreased from $23,439 at September 30, 2002, to $6,333 at September 30, 2003.

     Due to the establishment of our web site, web site development costs decreased from $37,495 in 2002, to $29,144 in 2003.

     We incurred net income of $2,362 and $7,537, respectively, for the years ended September 30, 2003 and 2002. Our cost of goods sold and selling, general and administrative expenses increased from $90,430 and $160,254, respectively, in 2002, to $194,800 and $242,039, in 2003, with the increase being due principally to increased legal and accounting fees incurred in connection with the preparation and filing of our periodic reports with the Securities and Exchange Commission.

Liquidity.
----------

     Zaldiva had cash on hand of $10,594 at September 30, 2003.

     We have accumulated losses totaling $39,360 from inception to September 30, 2003, and are still developing operations. Net income for the year ended September 30, 2003, was $2,362.

     During the fiscal years ended September 30, 2003, and 2002, all of our liquidity has come from our operating activities. We have only begun to realize an operating profit, and we can not guarantee that we will continue to make a profit in the future. If we are not able to sustain an operating profit, we expect that we will have to raise money by selling shares of common stock or through loans. Financing for Zaldiva's activities to date has been primarily provided by issuance of common stock for cash and for services. Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Item 7.  Financial Statements.
         ---------------------

                                  ZALDIVA, INC.

                              FINANCIAL STATEMENTS

                              September 30, 2003

                     [WITH INDEPENDENT AUDITORS' REPORT]

                                ZALDIVA, INC.

                              Table of Contents



                                                                        Page

Independent Auditors' Report                                              1

Balance Sheet - September 30, 2003                                        2

Statements of Operations for the years ended September 30, 2003,
and 2002                                                                  3

Statements of Stockholders' Equity for the years ended September 30,
2003 and 2002                                                             4

Statements of Cash Flows for the years ended September 30, 2003 and
September 30, 2002                                                        5

Notes to Financial Statements                                          6-10

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Zaldiva, Inc.
Ft. Lauderdale, Florida

We have audited the accompanying balance sheet of Zaldiva, Inc. as of September 30, 2003, and the related statements of stockholders' equity, operations, and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaldiva, Inc. as of September 30, 2003, and the results of operations and cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


                                   Mantyla McReynolds
November 20, 2003
Salt Lake City, Utah


                               ZALDIVA, INC.
                              Balance Sheet
                            September 30, 2003


ASSETS

Current Assets:

     Cash                                                   $          10,594

     Inventory                                                          6,333

     Prepaid expenses                                                  14,583
                                                            -----------------
          Total Current Assets                                         31,510

Property and equipment, net                                            26,564
                                                            -----------------
TOTAL ASSETS                                                $          58,074
                                                            =================

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:

       Accounts payable-related party                       $              44

       Accrued liabilities                                              5,611

       Deferred revenue                                                 1,779
                                                             ----------------
         Total Current Liabilities                                      7,434
                                                             ----------------
           Total Liabilities                                            7,434

      Stockholders' Equity - Notes B

       Preferred stock, $.001 par value;
       authorized 20,000,000; none issued                                   0

      Common stock, $.001 par value;
      authorized 50,000,000 shares; issued
      and outstanding 5,000,000                                         5,000

     Additional paid-in capital                                        85,000

     Accumulated deficit                                              (39,360)
                                                            -----------------
       Total Stockholders' Equity                                      50,640
                                                            -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $          58,074
                                                            =================

                   See accompanying notes to financial statements

                               ZALDIVA, INC.
                         Statements of Operations
             For the years ended September 30, 2003 and 2002

                                              2003      2002
Revenues

   Product sales                           $ 449,101  $  254,601

   Internet services                          19,243      41,115
                                           ---------  ----------
      Total Revenue                          468,344     295,716

Cost of goods sold                           194,800      90,430
                                           ---------  ----------
   Gross profit                              273,544     205,286

Web site development costs                    29,144      37,495

Selling, general and
administrative expenses                      242,039     160,254
                                           ---------  ----------
Net Income from Operations                     2,361       7,537

Other Income
  Interest income                                  1           0
                                           ---------  ----------
  Total other income                               1           0
                                           ---------  ----------
    Net Income Before Income Taxes             2,362       7,537

Provision for Income Taxes - Notes A&C             0           0
                                           ---------  ----------
Net Income                                 $   2,362  $    7,537
                                           =========  ==========
Income Per Share                           $    0.00  $     0.00
                                           =========  ==========
Weighted Average Shares Outstanding        3,365,675   3,365,675
                                           =========  ==========

              See accompanying notes to financial statements

                             ZALDIVA, INC.
                  Statements of Stockholders' Equity
                For the years ended September 30, 2003

                                                       Deficit
                                                     Accumulated
                                       Additional      During          Total
            Number of     Common        Paid-in     Development  Stockholders'
             Shares        Stock        Capital        Stage         Equity
Balance,
September
30, 2001       3,277,630     5,000       45,000         (49,259)         741

Additional
capital for
inventory                                40,000                       40,000

Net income
for 2002                                                  7,537        7,537

Balance,
September
30, 2002       3,277,630  $  5,000     $ 85,000      $  (41,722)  $   48,278

Net income
for 2003                                                  2,362        2,362

Balance,
September
30, 2003       3,277,630  $  5,000     $ 85,000      $  (39,360)  $   50,640

              See accompanying notes to financial statements

                              Zaldiva, INC.
                        Statements of Cash Flows
               For the years ended September 30, 2003 and 2002

                                       2003           2002

Cash Flows Provided by Operating
Activities

Net Loss                               $   2,362      $    7,537
Adjustments to reconcile net income
to net cash provided by operating
activities:
    Depreciation                           5,027           1,992
    (Increase) decrease in inventory      17,106         (23,439)
    Inventory contributed and sold             0          40,000
    Increase in prepaid expenses         (14,583)              0
    Increase (decrease) in current
    liabilities                            5,245          (7,811)
                                       ---------      ----------
       Net Cash Provided by Operating
       Activities                         15,157          18,279

Cash Flows Used in Investing Activities

   Purchase of assets                     (8,628)        (24,955)
                                       ---------      ----------
      Net Cash Used in Investing
      Activities                          (8,628)        (24,955)

Cash Flows Provided by Financing
Activities

  Issued stock for cash                        0               0
                                       ---------      ----------
   Net Cash Provided by Financing
   Activities                                  0               0

      Net Increase(decrease) in Cash       6,529          (6,676)

Beginning Cash Balance                     4,065          10,741
                                      ----------      ----------
Ending Cash Balance                   $   10,594      $    4,065
                                      ==========      ==========
Supplemental Disclosure Information:

  Cash paid during the
   year for interest                  $        0       $       0
  Cash paid during the
   year for income taxes                       0               0

            See accompanying notes to financial statements

                          Zaldiva, Inc.
                  Notes to Financial Statements
                        September 30, 2003

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

     The Company has inventory of collectibles and other memorabilia which is available for sale over the Internet. The Company also promotes and sells its own brand of cigars and accessories. The cigars are made by outside entities and are sold through e-commerce or through independent direct sales establishments. Zaldiva, Inc., was considered to be in the development stage in prior year and has now commenced its planned principal operations.

     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

     Statement of Cash Flows

     Cash is comprised of cash on hand or on deposit in banks. The Company has $10,594 as of September 30, 2002.

     Inventory

     Inventory is recorded at the lower of cost or market (net realizable value) using the first-in, first-out (FIFO) method. The Company maintains little or no inventory of cigars which are generally shipped from the supplier directly to the customer. The inventory on hand as of September 30, 2003 consists of collectibles and memorabilia recorded at a cost of $6,333. This inventory is listed and described on the Company's web site where it is available for sale.

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

                          Zaldiva, Inc.
                  Notes to Financial Statements
                        September 30, 2003

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

     Revenue on cigar and accessory sales is recognized as products are delivered to the customer or retailer. The Company records accounts receivable for sales which have been delivered but for which money has not been collected. The balance uncollected as of September 30, 2003 was $0. For customer purchases paid in advance, the Company records a liability until products are shipped. There was no outstanding unearned revenue from product sales as of September 30, 2003.

     Revenue is also recognized from web site development and maintenance. For these services, contracts are established with each customer. Fees for development of web sites are negotiated based on the level of detail and features desired by the customer. Half of the fee is generally charged when the contract is entered. The remaining fee is due upon completion of the customers working web site. There were no unfinished projects in progress as of September 30, 2003. Historically, maintenance work and the associated costs have been minimal. Typically, future services involve upgrades or enhancements which are services which generate new fee arrangements. However, the Company may consider the need to add a separate maintenance fee component. Hosting agreements are offered to customers for service periods of three, six, and twelve months. As of September 30, 2003, the Company has deferred $1,779, for hosting services to be provided over the next twelve months.

     There has been no revenue from commissions on sales through the on-line shopping center and the Company is still developing this revenue process. Contract terms contain a variety of durations and commission percentages based on dollar sales and volume of referrals.

     The Company established and published a policy which allows customers to return most purchased items within 15 days of order for a full refund. All returns or exchanges must be accompanied by an original invoice or sales receipt. The Company will pay for return shipping costs if the return is a result of Company error. As of September 30, 2003, the Company had one $367 transaction within the 15 day return period. No allowance for returns has been recorded as of September 30, 2003.

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

                          Zaldiva, Inc.
                  Notes to Financial Statements
                        September 30, 2003


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

     Selling, General and Administrative Expense

     Selling general and administrative expenses consist of the following major components:


Description                                       2003        2002

Advertising and promotion                       $  23,049    $ 20,983
Consulting and professional fees                  131,539      83,557
Office and telephone                               35,077      26,563
Other expenses                                     52,374      29,151
                                                ---------    --------
  Total expenses                                  242,039     160,254

                          Zaldiva, Inc.
                  Notes to Financial Statements
                        September 30, 2003

NOTE B    Issuance of Common Shares

     On April 23, 1999, the Company issued 1,722,370 shares of its $0.001 par, "unregistered" and "restricted" common stock to individuals for cash of $0.01 per share. These shares were issued in an offering which was not conducted in compliance with applicable federal and state exemptions from registration and may be subject to rescission. The Company has determined not to make an offer of rescission based on the fact that the shares have now been held for four years and appear to have been purchased for investment purposes and the total dollar value of the cash received for the shares ($17,223) is not significant compared to the cost involved in conducting a rescission offer.

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

         Deferred tax assets                        Balance    Tax     Rate

   Loss carryforward (expires through 2021)         $37,614   $5,642    15%
   Valuation allowance                                       ($5,642)
                                                             -------
        Deferred tax asset                                   $     0
                                                             =======
     The valuation allowance has decreased $354 from $5,996 as of September 30, 2002.


NOTE D    Property

     The major classes of assets as of the balance sheet date are as follows:

                                    Accumulated           Net
     Asset Class         Cost       Dept/Amort           Book     Method/Life

Cigar Equipment         $ 3,000     $  (440)           $  2,560       SL/5
Computer Equipment       10,588      (2,294)              8,294       SL/5
Display Equipment        19,995      (4,285)             15,710       SL/5
                        -------     -------            --------
Total                   $33,583     $(7,019)           $ 26,564

                          Zaldiva, Inc.
                  Notes to Financial Statements
                        September 30, 2003


NOTE E    Segment Information

     Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that the Company disclose information about its operating segments. Zaldiva has two strategic business units, one which sells cigars, accessories and other goods and one that offers Internet products and facilitates On-line shopping. Currently the Company accounts for the two lines of business in separate accounts but within one set of financial statements. Evaluation procedures are preformed on the Company as a whole. The Company anticipates that with future growth, there will be additional SFAS 131 data to report.

NOTE F    Related Party Transactions

     During the current year, the Company paid a shareholder, who also operates a radio program, approximately $18,000 for advertising and promotion. There are no outstanding balances due to or from this party as of September 30, 2003.

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

     Web site development was performed by three shareholders who collectively were paid $29,144 for their service throughout the year. No amounts are due to or from these shareholders at year end.

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

Family Relationships.
---------------------

     None.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     During the past five years, none of our present directors, executive officers, persons nominated to become directors or executive officers or promoters or founders:

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
-----------------------------------------------------------------

Robert B.
Lees,
President,   9/30/03    0     0     0     0      0     0   0
Chairman,    9/30/02    0     0     0     0      0     0   0
CEO and      9/30/01    0     0    $6,550*0      0     0   0
Director

John A.
Palmer, Jr.  9/30/03    0     0     0     0      0     0   0
Secretary    9/30/02    0     0     0     0      0     0   0
and Director 9/30/01    0     0    $6,070*0      0     0   0

Jeremy Van   9/30/03    0     0     0     0      0     0   0
Coller,      9/30/02    0     0     0     0      0     0   0
Director     9/30/01    0     0    $5,998*0      0     0   0


     * During the fiscal year ended September 30, 2001, Messrs. Lees, Palmer and Van Coller were issued 655,000; 607,000; and 599,830 "unregistered" and "restricted" shares of common stock, respectively, in consideration of services rendered. The shares were valued at $0.01 per share.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Zaldiva's management during the fiscal years indicated above. Further, no member of management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

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

10-KSB Annual Report for the fiscal year ended
September 30, 2002.**

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


Item 14. Controls and Procedures.
         ------------------------

     Within 90 days prior to the date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         ZALDIVA, INC.


Date:   12/29/03                         By: /s/ Robert B. Lees
        --------                              ------------------------
                                              Robert B. Lees, Director
                                              and President


     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    12/29/03                             /s/ Robert B. Lees
        ---------                             ------------------------
                                              Robert B. Lees, Director
                                              and President


Date:    12/29/03                             /s/ John A. Palmer Jr.
        --------------                        ------------------------
                                              John A. Palmer, Jr., Director,
                                              Secretary and Treasurer