Form 10QSB
period 2003-12-31
ZALDIVA INC
filed 2004-02-03
CIK 1168325

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

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

                              January 28, 2004

                                 6,220,000

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

                         ZALDIVA, INC.

                  Condensed Financial Statements

                        December 31, 2003

                          Zaldiva, Inc.
                     Condensed Balance Sheets
                           (Unaudited)
                              ASSETS

                                                        December 31,
                                                           2003
Current Assets
  Current Assets
    Cash                                              $   9,795
    Accounts Receivable                                    492
    Inventory                                            14,188
    Prepaid expenses                                     10,208
                                                      ---------
          Total Current Assets                           34,683

Equipment, net                                           25,136

TOTAL ASSETS                                          $  59,819
                                                      =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable-related party                      $      44
  Accrued liabilities                                       200
  Unearned revenue                                        2,610
                                                      ---------
          Total Current Liabilities                       2,854

Stockholders' Equity
  Common stock                                            5,000
  Additional paid in capital                             85,000
  Accumulated deficit                                   (33,035)
                                                      ---------
          Total Stockholders' Equity                     56,965
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  59,819
                                                      =========

           See accompanying notes to condensed financial statements

                          Zaldiva, Inc.
                Condensed Statements of Operations
                           (Unaudited)
                               For the Three  For the Three
                                Months Ended  Months Ended
                                 December 31, December 31,
                                    2003         2002
Revenues

  Cigar and Accessories           $   106,029   $  111,120

  Comics and Collectibles               5,490          472

  Internet                              1,069        6,733

Cost of sales                         (47,603)     (26,688)
                                  -----------   ----------
Gross Profit                           64,985       91,637
                                  -----------   ----------

Web site development costs                180       11,160

Operating expense                      54,482       44,863
                                  -----------   ----------
Operating income                        6,323       35,614
                                  -----------   ----------

Other income

Interest income                             1            -
                                  -----------   ----------
   Total other income                       1            -

Net income                        $     6,324   $   35,614
                                  ===========   ==========

Net Income per Share              $      0.00   $     0.01
                                  ===========   ==========
Weighted Average Number of Shares
Outstanding                         5,000,000    5,000,000
                                  ===========   ==========

            See accompanying notes to condensed financial statements

                           Zaldiva, Inc.
                Condensed Statements of Cash Flows
                            (Unaudited)
                               For the Three  For the Three
                                Months Ended  Months Ended
                                 December 31, December 31,
                                    2003         2002
Cash Flows from Operating
Activities:

 Net Income                        $     6,324  $  35,679

 Adjustments to reconcile net loss
 to net cash used for operating
 activities:

   Depreciation                          1,427        996
   Increase in accounts receivable        (492)         -
   Decrease in prepaid expenses          4,375          -
   Increase in inventory                (7,854)    (7,440)
   Increase in unearned revenue            832          -
   Decrease in accrued liabilities      (5,411)      (845)
                                   -----------  ---------
Net Cash Flows from Operating
Activities                                (799)    28,390
                                   -----------  ---------

Cash Flows from Investing Activities:
                                             -          -
                                   -----------  ---------
Net Cash Flows from Investing
Activities                                   -          -

Cash Flows From Financing Activities:
                                             -          -
                                   -----------  ---------
Net Cash Flows Used for Investing
Activities                                   -          -
                                   -----------  ---------
Net Increase (Decrease) in Cash           (799)    28,390

Beginning Cash Balance                  10,594      4,065
                                   -----------  ---------
Ending Cash Balance                $     9,795  $  32,455
                                   ===========  =========

Supplemental disclosure information:

  Cash paid for interest           $         -  $       -

  Cash paid for income taxes       $         -  $       -

             See accompanying notes to condensed financial statements

                           Zaldiva, Inc.
              Notes to Condensed Financial Statements

     PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
     and Exchange Commission.   Certain information and disclosures normally
     included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2003.

Item 2.   Management's Discussion and Analysis or Plan of operation.

Results of Operations.
----------------------

For The Three Months Ended December 31, 2003 Compared to The Three Months Ended December 31, 2002
-----------------------

     During the quarterly period ended December 31, 2003, we received revenues of $112,588, as compared to revenues of $118,325 during the quarterly period ended December 31, 2002. In the 2003 period, $106,029 was from cigar and accessory sales, $5,490 came from comics and collectibles and $1,069 came from our internet sources. In the 2002 period, $111,120 was derived from sales of cigars and accessories, $472 from comics and collectibles and $6,733 came from our internet sources. Costs of sales during these periods were $47,603 and $26,688, respectively.

     During the quarterly period ended December 31, 2003, we significantly expanded our comics and collectibles business, and we will continue to focus on this expansion in subsequent quarters. As disclosed under Part II, Item 5, below, we have allocated the net proceeds of our recently completed private offering to the purchase of additional comic book and collectible inventory. We are also exploring the possibility of acquiring local comic book shops in exchange for "unregistered" and "restricted" shares of our common stock, and may also begin attending comics and collectibles trade shows in order to increase our visibility in this market. However, we have not yet formulated any concrete plans in this regard.

     Operating expenses increased to $58,482 during the quarterly period ended December 31, 2003, from $44,863 in the year-ago period. This increase was due principally to increased advertising expenses and amortization of a pre-paid expense. Our web site development expense decreased significantly, from $11,160 in the quarterly period ended December 31, 2002, to $180 in the quarter ended December 31, 2003. Net income was $6,324 in the three months ended December 31, 2003, as compared to $35,614 during the December 31, 2002, period.

Liquidity.
----------

     The Company had cash on hand of $9,795 at December 31, 2003.
     Net income for the three months ended December 31, 2003, was $6,324.

     During the three months ended December 31, 2003, all of the Company's liquidity has come from its operating activities. If we are not able to sustain an operating profit, we expect that we will have to raise money by selling shares of common stock or through loans. Financing for the Company's activities to date has been primarily provided by issuance of common stock for cash and for services. The Company's ability to achieve a level of profitable operations and/or additional financing may affect the Company's ability to continue as a going concern.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          In January, 2004, which is subsequent to the period covered by this Report, we offered and sold 1,220,000 Units to four accredited investors at a price of $0.125 per Unit, for gross proceeds of $152,500. Each Unit consists of one "unregistered" and "restricted" share of common stock an one warrant to purchase an additional "unregistered" and "restricted" share of common stock for $0.25, exercisable for five years. We have allocated the net proceeds of this offering to the purchase of inventory, particularly comic book and collectible inventory, in keeping with our expansion plans in this regard.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              31.1 Certification of Robert B. Lees

              31.2 Certification of John A. Palmer, Jr.

              32   302 Certification

          (b) Reports on Form 8-K.

              None.
                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ZALDIVA, INC.


Date: 1/28/04                            By: /s/ Robert B. Lees
      -------                               ------------------------
                                            Robert B. Lees, Director
                                            and President


Date: 1/28/04                            By: /s/ John A. Palmer, Jr.
      -------                               ------------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer