Form 10KSB/A
period 2003-09-30
ZALDIVA INC
filed 2004-03-10
CIK 1168325

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

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Code of Ethics.
---------------

     On February 26, 2004, our Board of Directors adopted a Code of Conduct with respect to our

     *  President and Chief Executive Officer;

     *  Chief Accounting Officer or Controller; and

     *  other persons performing similar functions.

Collectively, these officers are referred to as "covered executives."

     The Code of Conduct sets forth the general obligations to which we expect our covered officers to adhere. It also establishes the procedures and disclosure requirements with respect to any waivers from or changes to the Code of Conduct and outlines the procedures for raising concerns about potential violations of the Code of Conduct and for investigating and resolving these concerns. A copy of the Code of Conduct is attached hereto as
Exhibit 14 and is incorporated herein by this reference. See the Exhibit Index, Item 13 of this Annual Report.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

     Exhibit No.*            Description
     -----------             -----------

       14                     Code of Conduct

     * Summaries of all exhibits contained in this Annual Report are modified in their entirety by reference to these exhibits.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         ZALDIVA, INC.


Date:    2-26-04                          By:  /s/ Robert B. Lees
         -------                              ------------------------
                                              Robert B. Lees, Director
                                              and President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   2-26-04                                /s/ Robert B. Lees
        -------                               ------------------------
                                              Robert B. Lees, Director
                                              and President


Date:    3-9-04                                /s/ John A. Palmer Jr.
        --------------                        ------------------------
                                              John A. Palmer, Jr., Director,
                                              Secretary and Treasurer