Form 10QSB
period 2004-03-31
ZALDIVA INC
filed 2004-05-12
CIK 1168325

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

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

                                May 6, 2004

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

                Condensed Financial Statements

                        March 31, 2004

                          Zaldiva, Inc.
                  [A Development Stage Company]
                     Condensed Balance Sheets
                           (Unaudited)

                              ASSETS

                                                          March 31,
                                                           2004
Current Assets
  Current Assets
    Cash                                              $ 136,684
    Accounts Receivable                                     492
    Prepaid expenses                                      5,833
    Inventory                                            23,873
                                                      ---------
          Total Current Assets                          166,882

Equipment, net                                           23,709
                                                      ---------
TOTAL ASSETS                                          $ 190,591
                                                      =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Related party payable                               $      44
  Unearned revenue                                        1,746
  Accrued liabilities                                       200
                                                      ---------
          Total Current Liabilities                       1,990

Stockholders' Equity
  Common stock                                            6,220
  Additional paid in capital                            236,280
  Net Income (Loss)                                     (53,899)
                                                      ---------
          Total Stockholders' Equity                    188,601
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 190,591
                                                      =========

                       See accompanying notes

                          Zaldiva, Inc.
                  [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                               For the Three  For the Three
                                Months Ended  Months Ended
                               March 31, 2004 March 31, 2003
Revenues

  Cigar and Accessories           $    74,030   $  149,750

  Internet                              1,808        4,813

  Memorabilia                           8,717          896

Cost of sales                         (39,079)     (66,339)
                                  -----------   ----------
Gross Profit                           45,476       89,120

Operating expense                      66,408       58,658
                                  -----------   ----------
Operating income                      (20,932)      30,462

Other income or expense                    69            0
                                  -----------   ----------
Net income before income taxes    $   (20,863)  $   30,462

Income taxes                                0        5,148
                                  -----------   ----------
Net Income                        $   (20,863)  $   25,314
                                  ===========   ==========

Net Income per Share              $     (0.01)  $     0.01
                                  ===========   ==========
Weighted Average Number of Shares
Outstanding                         6,032,308    5,000,000
                                  ===========   ==========

                     See accompanying notes

                          Zaldiva, Inc.
                  [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                                 For the Six  For the Six
                                Months Ended  Months Ended
                               March 31, 2004 March 31, 2003
Revenues

  Cigar and Accessories           $   180,059   $  260,870
  Internet                              2,877       11,546

  Memorabilia                          14,206        1,368

Cost of sales                         (86,682)     (93,027)
                                  -----------   ----------
Gross Profit                          110,460      180,757

Web site development costs              1,545       13,160

Operating expense                     123,523      101,521
                                  -----------   ----------
Operating income                      (14,608)      66,076

Other income/(expense)                     70            0
                                  -----------   ----------
Net income before income taxes    $   (14,538)  $   66,076

Income taxes                                0        5,148
                                  -----------   ----------
Net Income                        $   (14,538)  $   60,928
                                  ===========   ==========

Net Income per Share              $     (0.01)  $     0.01
                                  ===========   ==========
Weighted Average Number of Shares
Outstanding                         5,341,600    5,000,000
                                  ===========   ==========

                     See accompanying notes

                           Zaldiva, Inc.
                  [A Development Stage Company]
                Condensed Statements of Cash Flows
                            (Unaudited)
                                For the Six    For the Six
                                Months Ended   Months Ended
                                March 31, 2004 March 31, 2003
Cash Flows from Operating
Activities:

 Net Income                        $   (14,538) $  60,928
 Adjustments to reconcile net loss
 to net cash used for operating
 activities:

   Depreciation                          2,855      2,204
   Increase (Decrease) in current
     liabilities                        (5,444)      (809)
   Decrease (Increase) in current
     assets                              8,258          0
   Inventory contributed and sold            0          0
   Increase in inventory                (7,541)   (15,049)
   Increase in income taxes payable          0      5,148
                                   -----------  ---------
Net Cash Flows from Operating
Activities                             (26,410)    52,422
                                   -----------  ---------

Cash Flows from Investing Activities:
   Equipment purchases                       0     (4,665)
                                   -----------  ---------
Net Cash Flows from Investing
Activities                                   0     (4,665)

Cash Flows From Financing Activities:
   Issued stock for cash               152,500          0
                                   -----------  ---------
Net Cash Flows from Financing
Activities                             152,500          0
                                   -----------  ---------
Net Increase (Decrease) in Cash        126,090     47,757

Beginning Cash Balance                  10,594      4,065
                                   -----------  ---------
Ending Cash Balance                $   136,684  $  51,822
                                   ===========  =========

Supplemental disclosure information:

  Cash paid for interest           $         0  $       0

  Cash paid for income taxes       $         0  $       0

  Inventory/Assets contributed in  $         0  $       0

                       See accompanying notes

                           Zaldiva, Inc.
                  [A Development Stage Company]
              Notes to Condensed Financial Statements
                          March 31, 2004

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

Item 2.   Management's Discussion and Analysis or Plan of operation.

Results of Operations.
----------------------

For The Three Months Ended March 31, 2004 Compared to The Three Months Ended March 31, 2003
--------------------

     During the quarterly period ended March 31, 2004, we received revenues of $84,555, as compared to revenues of $155,459 during the quarterly period ended March 31, 2003. In the 2004 period, $74,030 was from cigar and accessory sales, $8,717 came from memorabilia and $1,808 came from our internet sources. In the 2003 period, $149,750 was derived from sales of cigars and accessories, $896 from memorabilia and $4,813 came from our internet sources. These figures reflect the diminishing relative importance of our cigar and accessory sales operations and our internet services operations. In comparison, revenues from our online memorabilia sales operations increased by approximately 873% from the first quarter of 2003 to the first quarter of 2004. In the future, we intend to focus our efforts more on the higher gross margin aspects of our business; i.e., memorabilia and premium cigar sales.

     Costs of sales during the three months ended March 31, 2004, were $39,079, as compared to $66,339 in the year-ago period. This decline is due principally to the decline in overall sales in 2004.

     Operating expenses increased to $66,408 during the quarterly period ended March 31, 2004, from $58,658 in the year-ago period. This increase was due partly to increased internet advertising expenses. For the three months ended March 31, 2004, we had a net loss of $20,863, as compared to a net income of $25,314 during the March 31, 2003, period.

For The Six Months Ended March 31, 2004 Compared to The Six Months Ended March 31, 2003
--------------------

     During the six months ended March 31, 2004, total revenues were $197,142, versus total revenues of $273,784 during the six months ended March 31, 2003. In the 2004 period, $180,059 came from cigar and accessory sales, with $14,206 derived from online memorabilia sales and $2,877 coming from our internet services. In the 2003 period, $260,870 in revenue came from sales of cigars and accessories, $1,368 from memorabilia sales and $11,546 came from our internet sources. Again, these figures reflect the increased significance of our memorabilia sales operations, although cigar and accessory sales still account for approximately 91% of our total revenues.

     Costs of sales during the six months ended March 31, 2004, were $86,682, as compared to $93,027 in the year-ago period.

     Web site development costs declined significantly from the prior year period due to decreased expenses for software purchases. These costs totaled only $1,545 in the 2004 period, versus $13,160 during the six months ended March 31, 2003.

     Operating expenses increased by approximately 21.7% in the first half of our 2004 fiscal year. These expenses were $123,523 in the current period and $101,521 in the 2003 period. For the six months ended March 31, 2004, we had a net loss of $14,538, as compared to net income of $60,928 during the March 31, 2003, period.

Liquidity.
----------

     The Company had cash on hand of $136,684 at March 31, 2004. During the quarter ended March 31, 2004, a large portion of the Company's liquidity came from stock that was issued for cash. If we are not able to sustain an operating profit, we expect that we will have to raise money again by selling shares of common stock or through loans. Financing for the Company's activities to date has been primarily provided by issuance of common stock for cash and for services. The Company's ability to achieve a level of profitable operations and/or additional financing may affect its ability to continue as a going concern.

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

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange
Commission: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the internet retailing industry, the development of products that may be superior to the products offered by the Company, competition, changes in the quality or composition of the Company's products, our ability to develop new products, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     The Company is not a party to any pending legal proceeding that primarily involves a claim for damages, exclusive of interest and costs, that exceeds 10% of its current assets

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

     During the quarter ended March 31, 2004, the Company raised $152,500 from the sale of 1,220,000 Units to four "accredited" investors at a price of $0.125 per Unit. Each Unit consists of one "unregistered" and "restricted" share of common stock and one warrant to purchase an additional share of common stock for $0.25, exercisable for five years. The Units were sold to Christopher R. Ebersole; Super Distributors, Inc.; Jeffrey A. Olweean; and Cheq Industrial, in the amount of 305,000 Units each.

     We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and pursuant to various similar state exemptions.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's security holders during the period covered by this report.

Item 5.   Other Information.

     None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

      None.

     (b) Reports on Form 8-K.

     None.

                                SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ZALDIVA, INC.


Date: 5-10-04                               /s/ Robert B. Lees
      -------                               ------------------
                                            Robert B. Lees, Director
                                            and President


Date: 5/11/04                               /s/ John A. Palmer, Jr.
      -------                               -----------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer