Form 10QSB
period 2004-06-30
ZALDIVA INC
filed 2004-08-16
CIK 1168325

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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

                               August 13, 2004

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

                Condensed Financial Statements

                        June 30, 2004

                          Zaldiva, Inc.
                  [A Development Stage Company]
                     Condensed Balance Sheets
                           (Unaudited)

                              ASSETS

                                                          June 30,
                                                           2004
Current Assets
  Current assets
    Cash                                              $ 119,188
    Accounts receivable                                     492
    Prepaid expenses                                      1,458
    Inventory                                            39,169
                                                      ---------
          Total Current Assets                          160,307

Equipment, net                                           22,281
                                                      ---------
TOTAL ASSETS                                          $ 182,588
                                                      =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accrued liabilities                                 $     244
  Unearned revenue                                        1,956
                                                      ---------
          Total Current Liabilities                       2,200

Stockholders' Equity
  Common stock                                            6,220
  Additional paid in capital                            236,280
  Net Income accumulated during the development stage   (62,112)
                                                      ---------
          Total Stockholders' Equity                    180,388
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 182,588
                                                      =========

                       See accompanying notes

                          Zaldiva, Inc.
                  [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                               For the Three  For the Three
                               Months Ended   Months Ended
                               June 30, 2004  June 30, 2003
Revenues

  Cigar and Accessories           $    60,651   $   78,186

  Internet                              1,392        5,988

  Memorabilia                           9,767          487

Cost of sales                         (21,675)     (37,990)
                                  -----------   ----------
Gross profit                           50,135       46,671

Operating expense                      55,996       77,848
                                  -----------   ----------
Operating income                       (5,861)     (31,177)

Other income or expense                   255            0
                                  -----------   ----------
Net income before income taxes    $    (5,606)  $  (31,177)

Income taxes                                0       (5,148)
                                  -----------   ----------
Net Income                        $    (5,606)  $  (26,029)
                                  ===========   ==========

Net Income per Share              $      0.00   $    (0.01)
                                  ===========   ==========
Weighted Average Number of Shares
Outstanding                         6,220,000    5,000,000
                                  ===========   ==========

                     See accompanying notes

                          Zaldiva, Inc.
                  [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                                For the Nine  For the Nine
                                Months Ended  Months Ended
                                June 30, 2004 June 30, 2003
Revenues

  Cigar and Accessories           $   240,710   $  339,056
  Internet                              4,269       17,369

  Memorabilia                          23,974        1,856

Cost of sales                        (108,359)    (131,017)
                                  -----------   ----------
Gross Profit                          160,594      227,264

Web site development costs              2,148       32,502

Operating expense                     181,523      160,027
                                  -----------   ----------
Operating income                      (23,077)      34,735

Other income/(expense)                    325            0
                                  -----------   ----------
Net income before income taxes    $   (22,752)  $   34,735

Income taxes                                0            0
                                  -----------   ----------
Net Income                        $   (22,752)  $   34,735
                                  ===========   ==========

Net Income per Share              $     (0.01)  $     0.01
                                  ===========   ==========
Weighted Average Number of Shares
Outstanding                         5,813,000    5,000,000
                                  ===========   ==========

                     See accompanying notes

                           Zaldiva, Inc.
                  [A Development Stage Company]
                Condensed Statements of Cash Flows
                            (Unaudited)
                                For the Nine   For the Nine
                                Months Ended   Months Ended
                                June 30, 2004  June 30, 2003
Cash Flows from Operating
Activities:

 Net Income                        $   (22,752) $  34,735

 Adjustments to reconcile net loss
 to net cash used for operating
 activities:

   Depreciation                          4,283      3,973
   (Decrease)Increase in current
     liabilities                        (5,234)      (645)
   Issued stock for services                 0          0
   Inventory contributed and sold            0          0
   Increase in inventory               (32,836)   (22,027)
   Decrease in other current assets     12,633          0
                                   -----------  ---------
Net Cash Flows from Operating
Activities                             (43,906)    16,036
                                   -----------  ---------

Cash Flows from Investing Activities:
   Equipment purchases                       0     (6,728)
                                   -----------  ---------
Net Cash Flows from Investing
Activities                                   0     (6,728)

Cash Flows From Financing Activities:
   Issued stock for cash               152,500          0
                                   -----------  ---------
Net Cash Flows from Financing
Activities                             152,500          0
                                   -----------  ---------
Net Increase (Decrease) in Cash        108,594      9,308

Beginning Cash Balance                  10,594      4,065
                                   -----------  ---------
Ending Cash Balance                $   119,188  $  13,373
                                   ===========  =========

Supplemental disclosure information:

  Cash paid for interest           $         0  $       0

  Cash paid for income taxes       $         0  $       0

  Inventory/Assets contributed in  $         0  $       0

                       See accompanying notes

                           Zaldiva, Inc.
                  [A Development Stage Company]
              Notes to Condensed Financial Statements
                          June 30, 2004

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

Item 2.   Management's Discussion and Analysis or Plan of operation.

Results of Operations.
----------------------

Three Months Ended June 30, 2004, and June 30, 2003
---------------------------------------------------

     During the quarterly period ended June 30, 2004, we received revenues of $71,810, as compared to revenues of $84,661 during the quarterly period ended June 30, 2003. In the 2004 period, $60,651 in revenues was derived from cigar and accessory sales; $9,767 came from memorabilia; and $1,392 came from internet services. In the 2003 period, $78,186 was derived from sales of cigars and accessories; $487 from memorabilia; and $5,988 came from our internet sources. These figures reflect the diminishing relative importance of our cigar and accessory sales operations and our internet services operations. In comparison, revenues from our online memorabilia sales operations increased by nearly twentyfold from the third quarter of 2003 to the third quarter of 2004. In the future, we intend to focus our efforts more on the higher gross margin aspects of our business; i.e., memorabilia and premium cigar sales.

     Cost of sales during the quarterly period ended June 30, 2004, were $21,675, versus $37,990 in the prior year period. This decline is due principally to the decline in overall sales in 2004.

     Operating expenses decreased to $55,996 during the quarterly period ended June 30, 2004, from $77,848 in the year-ago period. For the three months ended June 30, 2004, we had a loss of $5,606, as compared to a net loss of $26,029 during the June 30, 2003, period.

Nine Months Ended June 30, 2004, and June 30, 2003
--------------------------------------------------

     In the nine month period ended June 30, 2004, total revenues were $268,953, versus total revenues of $358,281 during the nine months ended June 30, 2003. In the 2004 period, these revenues were split among our three revenues sources as follows: cigar and accessories, $240,710; internet services, $4,269; and memorabilia sales, $23,974. In the 2003 period, $339,056 in revenue was derived from cigar and accessory sales, with $17,369 coming from internet services and $1,856 from memorabilia sales. Again, these comparative figures indicate the increasing prominence of our memorabilia operations, even though cigar and accessories sales still accounted for approximately 90% of total revenues.

     Costs of sales during the nine months ended June 30, 2004, were $108,359, as compared to $131,017 in the year-ago period. This decrease is roughly commensurate with our declining sales in 2004.

     Operating expenses increased by approximately 13.4% in the first nine months of our 2004 fiscal year. These expenses were $181,523 in the current period and $160,027 in the 2003 period. For the nine months ended June 30, 2004, we had a net loss of $22,752, or $0.01 per share, as compared to net income of $34,735, or $0.01, during the June 30, 2003, period.

Liquidity.
----------

     The Company had cash on hand of $119,188 at June 30, 2004. During the nine months ended June 30, 2004, a portion of the Company's liquidity came from stock that was issued for cash. If we are not able to sustain an operating profit in the future, we expect that we will have to raise additional funds by selling shares of common stock or through loans. Financing for Zaldiva's activities to date has been primarily provided by issuance of common stock for cash and for services. Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Item 3.   Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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


Date: 8-13-04                               /s/ Robert B. Lees
      -------                               ------------------------
                                            Robert B. Lees, Director
                                            and President


Date: 8-13-04                               /s/ John A. Palmer, Jr.
      -------                               ------------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer