Form 10KSB
period 2004-09-30
ZALDIVA INC
filed 2004-12-29
CIK 1168325

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2004

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
     State Issuer's revenues for its most recent fiscal year: September 30, 2004 - $490,188.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 27, 2004 - $1,128,342.50.  There are approximately 4,513,370 shares of common voting stock of the Registrant beneficially owned by non-affiliates. There is a limited public market for the common stock of the Registrant, so this computation is based upon the bid price of $0.25 per share of the Registrant's common stock on the OTC Bulletin Board.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                           December 27, 2004

                               6,220,000

                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---
                              PART I

Item 1.  Description of Business.
         ------------------------

Business.
---------

     Zaldiva, Inc., a Florida corporation (the "Company," "we" or "us"), is in the business of selling comic books and related collectible items and cigars and accessories through our web site, Zaldiva.com. We also offer web design and hosting services. Since fiscal 2003, we have focused our operations increasingly on our online retail operations, with less emphasis on web design and hosting. Our business plan also calls for us to begin selling goods through affiliates, but we have not yet received any material revenues from that source. In the future, we may also acquire other small companies offering similar services, although we have no current plans in this regard.

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

     In September, 2004, we purchased a retail location located at 331 East Commercial Boulevard in Ft. Lauderdale, Florida. Our operations will focus on sales of higher-end collectibles. We may also sell cigars and accessories at this location, but this aspect will be secondary to our collectible sales.
See Part I, Item II for a more detailed discussion of this property.

     During the fourth quarter of our 2004 fiscal year, we sold 500,000 shares of our newly-created class of preferred stock to three "accredited" investors for gross proceeds of $500,000. We used a portion of these proceeds to purchase our retail location. See Part I, Item 5 of this Annual Report.

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

Principal Products and Services.
--------------------------------

     Our principal products are the comic books, collectibles, cigars and accessories that we sell through our web site. Zaldiva has maintained an e-commerce web presence through Zaldiva.com since July of 1997. Experience and a very low overhead are Zaldiva's principal advantages in this area. Our Zaldiva.com web site features comics, collectibles, Zaldiva cigars and related products and over 300 well known affiliates and their related products.

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

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

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

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------
     None; not applicable. However, see the caption "Effect of Existing or Probable Governmental Regulations on Business," below.

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

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

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     Since the nature of its business is retail sales and marketing for its affiliates, Zaldiva does not believe that it will have any environmental compliance concerns.

Number of Employees.
--------------------

     As of September 30, 2004, Zaldiva had three full-time independent contractors. They are not part of any union, and we believe that our relationships with them are good.
Item 2.  Description of Property.
         ------------------------

     In September, 2004, we purchased a property located at 331 East Commercial Boulevard in Fort Lauderdale, Florida. The property is situated in a high-traffic commercial residential area. We are currently renovating and expanding the property, which will be used as a retail location for higher-end collectibles. We are also seeking a variance for parking. We expect that these matters will be completed, and the property will be able to open for business, in the third quarter of our 2005 fiscal year.

     When completed, the property will consist of approximately 1500 to 1600 square feet. We purchased the property for approximately $239,000 cash, using the proceeds from our recent private placement of preferred stock. See Part II, Item 5 of this Annual Report. We expect that the total cost of renovation will be less than $100,000.

     Based on the experience of similar retailers, we believe that having a "bricks and mortar" retail location may double or triple our total sales of collectibles. Having such a location will also give us greater access to higher-end collectibles, since some sources of these products will not sell to businesses that have online operations only.

     In addition to our new retail location, Zaldiva currently owns or leases the following properties:

     * Two servers are leased from Giant Technologies in Miami, Florida at a rate of $625 per month. The bandwidth leased is unlimited.

     * Inventory owned in corporate name having an approximate value of $41,613. This property is not subject to any liens.

     Because virtually all of our retail activities are currently conducted over the Internet, we do not currently maintain any executive offices. Our directors and executive officers and Chris Ebersole, our web designer and computer engineer, have personal computers on which they are able to oversee and maintain our web site and monitor the results of our affiliate program. Our principal address is a post office box. This arrangement helps us to keep our overhead very low. Once our Ft. Lauderdale store is open, we will use that as our principal address.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this Annual Report.
                                  PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

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

     The high and low closing bid prices for shares of our common stock of for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:


                                        Bid
Quarter ending:             High                   Low
---------------             ----                   ---
April 1, 2003
through
June 30, 2003               $0.95                  $0.45

July 1, 2003
through
September 30, 2003          $2.05                  $0.65

October 1, 2004
through
December 31, 2003           $1.65                  $0.185

January 1, 2004
through
March 31, 2004              $1.93                  $0.45

April 1, 2004
through
June 30, 2004               $0.80                  $0.30

July 1, 2004
through
September 30, 2004          $0.45                  $0.25


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

Restricted Securities.
---------------------

     There are currently 6,220,000 outstanding shares of Zaldiva common stock, 5,000,000 of which are designated as "restricted securities." Of these 5,000,000 shares, all have satisfied the one year holding period of Rule
144, and may be publicly sold in accordance with this Rule. Zaldiva will have "current public information" available for resale of "restricted securities," so long as it has filed all required periodic reports with the Securities and Exchange Commission. Any sales of these "restricted securities" could have an adverse affect on the current or any future public market for our common stock.

Holders.
--------

     The number of record holders of our common stock as of the date of this Annual Report is approximately 156.

Dividends.
----------

     Zaldiva has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Recent Sales of Unregistered Securities.
----------------------------------------

     During the past three years, we have sold the following securities without registering them under the Securities Act of 1933, as amended:

Name of Person      Date      Number of Shares    Consideration
--------------      ----      ----------------    -------------

Four "accredited"   1/04        (1)                $152,500
investors

Three "accredited"  9/04        (2)                $500,000
investors

     (1) We sold 610,000 Units at a price of $0.125 per Unit. Each Unit consisted of one "unregistered" and "restricted" share of common stock and one warrant to purchase an additional "unregistered" and "restricted" share of common stock for $0.25, exercisable for five years.

     (2) We sold 500,000 "unregistered" and "restricted" shares of our Series A 4% Convertible Preferred Stock (the "Preferred Stock"). On September 17, 2004, we filed with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the rights and preferences of the Preferred Stock.

     We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operations.
----------------------

     For the years ended September 30, 2004 and 2003, we had revenues of $490,188, and $468,344, respectively. During the period ended September 30, 2004, approximately 98.7% of our revenues were derived from retail sales of comics and collectibles and cigars and accessories, with the remaining 1.3% coming from our internet services. In the fiscal year ended September 30, 2003, these percentages were 95.9% and 4.1%, respectively. These changes reflect our increasing focus on the retail sales portion of our operations.
In particular, sales of collectibles have increased dramatically. We have not yet derived any material revenues from our affiliate program.

     Cost of goods sold decreased to $150,208 in the fiscal year ended September 30, 2004, from $194,800 in the prior fiscal year. As a percentage of revenues, cost of goods sold decreased from approximately 42% to approximately 30%. This decrease resulted in part from our ability to obtain volume discounts for larger product orders. The timing of purchases also played a role in the decrease.

     Due to the prior establishment of our web site, web site development costs decreased from $29,144 in 2003, to $2,421 in 2004.

       Our selling, general and administrative expenses increased to $302,192 in fiscal 2004, from $242,039, in fiscal 2003. Net income totaled $36,208 and $2,362, respectively, for the years ended September 30, 2004, and 2003.

Liquidity.
----------

     Zaldiva had cash on hand of $445,109 at September 30, 2004.

     We had income of $2,362 in September 30, 2003, and $36,208 for September 30, 2004, we have now commenced our planned principal operations and are no longer in the development stage.

     During the fiscal year ended September 30, 2004, a portion of the Company's liquidity came from stock that was issued for cash. If we are not able to sustain an operating profit, we expect that we will have to raise money again by selling shares of common stock or through loans. Financing for the Company's activities to date has been primarily provided by issuance of common stock for cash and for services. The Company's ability to achieve a level of profitable operations and/or additional financing may affect the Company's ability to continue as a going concern.

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

Item 7.  Financial Statements.
         ---------------------

                          ZALDIVA, INC.

                       FINANCIAL STATEMENTS

                        September 30, 2004

  [WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]

                         ZALDIVA, INC.

                       Table of Contents




                                                                Page


Report of Independent Registered Public Accounting Firm          1


Balance Sheet - September 30, 2004                               2


Statements of Operations for the years ended September 30,
2004, and 2003                                                   3


Statements of Stockholders' Equity for the years ended
September 30, 2004 and 2003                                      4



Statements of Cash Flows for the years ended September 30,
2004 and 2003                                                    5



Notes to Financial Statements                                 6-11

     Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Zaldiva, Inc.
Ft. Lauderdale, Florida

We have audited the accompanying balance sheet of Zaldiva, Inc. as of September 30, 2004, and the related statements of stockholders' equity, operations, and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaldiva, Inc. as of September 30, 2004, and the results of operations and cash flows for the years ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.


                                   /s/ Mantyla McReynolds
December 15, 2004
Salt Lake City, Utah

                          ZALDIVA, INC.
                          Balance Sheet
                        September 30, 2004

ASSETS
  Current Assets
    Cash                                                $   445,109
    Inventory                                                41,613
                                                        -----------
      Total Current Assets                                  486,722

  Property, and Equipment, net-Notes A & D                  259,970
                                                        -----------
TOTAL ASSETS                                            $   746,692
                                                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accrued Liabilities                                 $     6,995
    Deferred Revenue                                            349
                                                        -----------
      Total Current Liabilities                               7,344
                                                        -----------
        Total Liabilities                                     7,344

Stockholders' Equity-Note B
  Preferred Stock $.001 par value
    authorized 20,000,000; 500,000 issued;
    liquidation value of $1.00 per share                        500
  Common Stock $.001 par value
    authorized 50,000,000 shares; issued
    and outstanding 6,220,000                                 6,220
  Additional Paid-in Capital                                735,780
  Accumulated Deficit                                        (3,152)
                                                          ---------
    Total Stockholders' Equity                              739,348
                                                          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 746,692
                                                          =========


          See accompanying notes to financial statements

                         ZALDIVA, INC.
                    Statements of Operations
        For the years ended September 30, 2004 and 2003

                                            2004             2003
Revenues
Product Sales                           $  484,312         $  449,101
Internet Services                            5,876             19,243
                                        ----------         ----------
Total Revenues                             490,188            468,344
Cost of Goods Sold                         150,208            194,800
                                        ----------         ----------
Gross Profit                               339,980            273,544

Web Site Development Costs                   2,421             29,144
Selling, General, and Administrative
Expenses                                   302,192            242,039
                                        ----------         ----------
Net Income from Operations                  35,367              2,361

Other Income
Interest Income                                841                  1
                                        ----------         ----------
Total Other Income                             841                  1

Net Income Before Income Taxes              36,208              2,362

Provision for Income Taxes-Notes A & C           0                  0
                                        ----------         ----------
Net Income                              $   36,208         $    2,362
                                        ==========         ==========

Income Per Share                        $     0.01         $     0.00
Weighted Average Shares Outstanding      5,866,667          5,000,000
                                         =========          =========

Income Per Diluted Share                 $    0.01          $    0.00
Diluted Weight Average Shares            5,877,596          5,000,000
                                         =========          =========

         See accompanying notes to financial statements

                          ZALDIVA, INC.
                Statements of Stockholders' Equity
              For the years ended September 30, 2004

                              Number of    Number of
                                Shares      Shares        Common    Preferred
                                Common     Preferred       Stock      Stock
Balance, September 30, 2002   5,000,000                    5,000
Net Income for 2003
                              ---------   ----------     -------    -------
Balance, September 30, 2003   5,000,000                    5,000
Net Income for 2004
Stock Issuance                1,220,000      500,000       1,220        500
                              ---------   ----------     -------    -------
Balance, September 30, 2004   6,220,000      500,000       6,220        500
                              =========   ==========     =======    =======

[CONTINUED]
                          ZALDIVA, INC.
                Statements of Stockholders' Equity
              For the years ended September 30, 2004
                                                                    Total
                                     Additional    Accumulated   Stockholders'
                                  Paid-in Capital     Deficit       Equity
Balance, September 30, 2002             85,000       (41,722)        48,278
Net Income for 2003                                    2,362          2,362
                                  ------------     ---------      ---------
Balance, September 30, 2003             85,000       (39,360)        50,640
Net Income for 2004                                   36,208         36,208
Stock Issuance                         650,780                      652,500
                                  ------------     ---------      ---------
Balance, September 30, 2004            735,780        (3,152)       739,348
                                  ============     =========      =========



          See accompanying notes to financial statements

                          ZALDIVA, INC.
                     Statements of Cash Flows
         For the years ended September 30, 2004 and 2003

                                             2004               2003
Cash Flows Provided by Operating Activities
Net Income                                     36,208            2,362
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                  5,710            5,027
  (Increase)/Decrease in Inventory            (35,280)          17,106
  (Increase)/Decrease in Prepaid Expenses      14,583          (14,583)
  Increase/(Decrease) in Current Liabilities      (90)           5,245
                                            ---------         --------
Net Cash Provided by Operating Activities      21,131           15,157

Cash Flows Used in Investing Activities
Purchase of Assets                           (239,116)          (8,628)
                                            ---------         --------
Net Cash Used in Investing Activities        (239,116)          (8,628)

Cash Flows Provided by Financing Activities
Issued Stock for Cash                         652,500                -
                                            ---------         --------
Net Cash Provided by Financing Activities     652,500                -

Net Increase (Decrease) in Cash               434,515            6,529

Beginning Cash Balance                         10,594            4,065
                                            ---------         --------
Ending Cash Balance                           445,109           10,594
                                            =========         ========

Supplemental Disclosure Information
Cash paid during the year for interest              -                -
Cash paid during the year for income taxes          -                -

          See accompanying notes to financial statements

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2004


NOTE A    Summary of Significant Accounting Policies

     Company Background

     The Company incorporated under the laws of the State of Florida on August 11, 1997 as Zaldiva Cigarz & Newz. In October 2001 the Company amended its Articles of Incorporation to change its name to Zaldiva, Inc. and to change its authorized capital.

     Zaldiva operates an "on-line shopping center" known as Zaldiva.com which features products from retailers through the Internet. The Company does not purchase or stock merchant products. The majority of customer service issues are handled through individual affiliate partners, who are large online retailers with links from the Company=s website to
     their own.   These affiliates use Zaldiva as a marketing source.  As
     customers purchase products as a result of a referral, the Company earns a commission on the sale.

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

     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

     Statement of Cash Flows

     Cash is comprised of cash on hand or on deposit in banks. The Company has $445,109 as of September 30, 2004.

     Inventory

     Inventory is recorded at the lower of cost or market (net realizable value) using the first-in, first-out (FIFO) method. The Company maintains little or no inventory of cigars which are generally shipped from the supplier directly to the customer. The inventory on hand as of September 30, 2004 consists of collectibles and memorabilia recorded at a cost of $41,613. This inventory is listed and described on the Company's web site where it is available for sale.

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

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2004



NOTE A    Summary of Significant Accounting Policies[continued]

     Net Income Per Common Share

     Net income per common share is based on the weighted average number of shares outstanding.

     Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.

     Revenue Recognition

     The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

     Revenue on cigar and accessory sales is recognized as products are delivered to the customer or retailer. The Company records accounts receivable for sales which have been delivered but for which money has not been collected. The balance uncollected as of September 30, 2004 was $0. For customer purchases paid in advance, the Company records a liability until products are shipped. There was no outstanding unearned revenue from product sales as of September 30, 2004.

     Revenue is also recognized from web site development and maintenance. For these services, contracts are established with each customer. Fees for development of web sites are negotiated based on the level of detail and features desired by the customer. Half of the fee is generally charged when the contract is entered. The remaining fee is due upon completion of the customers working web site. There were no unfinished projects in progress as of September 30, 2004. Historically, maintenance work and the associated costs have been minimal. Typically, future services involve upgrades or enhancements which are services which generate new fee arrangements. However, the Company may consider the need to add a separate maintenance fee component. Hosting agreements are offered to customers for service periods of three, six, and twelve months. As of September 30, 2004, the Company has deferred $349, for hosting services to be provided over the next twelve months.

     There has been no revenue from commissions on sales through the on-line shopping center and the Company is still developing this revenue process. Contract terms contain a variety of durations and commission percentages based on dollar sales and volume of referrals.

     The Company established and published a policy which allows customers to return most purchased items within 15 days of order for a full refund. All returns or exchanges must be accompanied by an original invoice or sales receipt. The Company will pay for return shipping costs if the return is a result of Company error. As of September 30, 2004, the Company had transactions totaling $1,871 within the 15 day return period. No allowance for returns has been recorded as of September 30, 2004.

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2004

NOTE A    Summary of Significant Accounting Policies [continued]

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

     Property

     Property and equipment are stated at cost. Depreciation is provided using the straight-line and the declining balance methods over the
     useful lives of the related assets.   Expenditures for maintenance and
     repairs are charged to expense as incurred. The Company currently leases two servers under operating lease. The Company pays $625 on a month-to-month basis.

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

     Selling, General and Administrative Expense

     Selling general and administrative expenses consist of the following major components:

            Description                            2004            2003
            Advertising and Promotion           $ 40,830        $ 23,049
            Consulting and Professional Fees     137,561         131,539
            Office and Telephone                  28,326          35,077
            Other Expenses                        95,475          52,374
                                               ---------        --------
              Total Expenses                   $ 302,192        $242,039

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2004

NOTE B    Issuance of Common Shares

     During the quarter ended March 31, 2004, the Company raised $152,500 from the sale of 1,220,000 Units to four "accredited" investors at a price of $0.125 per Unit. Each Unit consists of one "unregistered" and "restricted" share of common stock and one warrant to purchase an additional share of common stock for $0.25, exercisable for five years.

     On September 22, 2004, the Company issued 500,000 shares of Series A 4% Preferred Stock having a par value of one mill ($0.001) per share, in consideration of gross proceeds of $500,000. The shares have the following rights:

     * Voting rights: The holders of the Series A Preferred Stock shall not be entitled to vote separately on any matter submitted to a vote of the stockholders of the Company.
     * Liquidation: Upon any liquidation, Series A Preferred Stockholders are entitled to distribution or payment before any other class of stock. The per share liquidation value on any date is equal to $1.00.
     * Dividends: The holders are entitled to receive dividends at a rate equal to 4% of the Liquidation Preference per share per annum, payable quarterly on January 1, April 1, July 1, and October 1. Any dividends that are not paid within three trading days following the date payable, shall continue to accrue and shall entail a late fee at the rate of 18% per annum.
     * Conversion: Subject to the passage of 12 months from stock issuance, the holder may convert the preferred shares into the Company's common shares at a price equal to 85% of the average closing bid price of the common shares for the five trading days immediately preceding the conversion date.
     * Redemption: The Company is permitted to redeem any and all shares of the Series A Preferred Stock at a price of $1.00 per share. In addition to the redemption price of $1.00, the Company shall issue one warrant to purchase one share of common stock at a price of $0.50 per share, exercisable for a period of five years.

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

           Deferred Tax Assets                     Balance     Tax     Rate
            Loss Carryforward expires through 2021 $ 1,406    $  211   15%
            Valuation Allowance                                 (211)
                                                              ------
              Deferred Tax Asset                              $    -

     The valuation allowance has decreased $5,431 from $5,642 as of September 30, 2003.

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2004


NOTE D    Property

     During September 2004, the Company purchased a building for $239,116. The building was not placed in service as of September 30, 2004, and therefore, no depreciation is recorded for this asset in the current year.

     The major classes of assets as of the balance sheet date are as follows:

                                       Accumulated
        Asset Class         Cost       Depr/Amort     Net Book  Method/Life

      Building             $239,116    $        0     $239,116      n/a
      Cigar Equipment         3,000        (1,040)       1,960     SL/5
      Computer Equipment     10,588        (4,548)       6,040     SL/5
      Display Equipment      19,995        (7,141)      12,854     SL/7
                           --------    ----------     --------
      Total                $272,699    $  (12,729)    $259,970

     Depreciation expense was $5,710 and $5,027, for the years ended September 30, 2004 and 2003, respectively.

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

NOTE F    Related Party Transactions

     During the current year, the Company paid a shareholder, who also operates a radio program, approximately $18,000 for advertising and promotion for each year. There are no outstanding balances due to or from this party as of September 30, 2004.

     The Company paid a shareholder for cigar and accessory inventory as well as collectible inventory sold to the Company for a total value of approximately $117,000. These fees also included related commissions on the sale of these goods. The Company also paid this shareholder consulting fees throughout the year in the amount of $42,000. There are no outstanding balances due to or from this party as of September 30, 2004.

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2004


     The Company paid a shareholder for the utilization and rental of office space, which is personally owned by the shareholder, in the amount of $500 per month. There are no outstanding balances due to or from this party as of September 30, 2004.

     The Company paid a shareholder throughout the year for merchandise inventory totaling approximately $4,900. There are no outstanding balances due to or from this party as of September 30, 2004.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     There are have been no changes in our independent accountants during the past two fiscal years or any disagreements with independent accountants on accounting and financial disclosure.

Item 8(a).  Controls and Procedures.
------------------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.
------------------------------

     Article III(b) of the Company's Articles of Incorporation, as amended on September 15, 2004, provides that "[the Company] shall have the authority to issue 20,000,000 shares of preferred stock having a par value of one mill ($0.001) per share, with such limitations, rights and preferences as the Board of Directors of [the Company] shall determine."

     Acting pursuant to this authority, on September 10, 2004, the Company's Board of Directors unanimously consented to designate a series of 5,000,000 shares of preferred stock designated as "Series A 4% Convertible Preferred Stock." Pursuant to Section 607.0602(4) of the Florida Statutes, on September 15, 2004, the Company filed with the Florida Secretary of State Articles of Amendment designating the rights and preferences of the Series A 4% Convertible Preferred Stock. For more information see Item 13 of this Report.

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

Business Experience.
--------------------

     Robert B. Lees. Mr. Lees, age 56, is a graduate of the U.S. Naval Academy. He served as an Officer in the Marine Corps, both overseas and domestically. After transferring to the active Reserves, he joined the DuPont Company, where he managed the Southeastern Region. He took the region from last to first in the acrylic sheet division for sales and service. He then became part owner and general manager of a wood laminating operation in Orlando, Florida. Upon the sale of the business, he joined Merrill Lynch in the Private Client Group and became an assistant Vice President. He has since consulted to a Florida-based investor relations firm, and served as President and Chief Operating Officer of two start-up companies, as well as his current position.

     John A. Palmer, Jr. Mr. Palmer is 65 years old. He is a graduate of the University of Wisconsin, where he received a BS in Mathematics and Physics and an MS in Education and Counseling. He has continued his education throughout his life and has completed multiple workshops in Electromechanical Automation, Electromechanical Systems, Vacuum Technology, Vacuum and RF Power and Semiconductor Manufacturing Processes. He was a presenter for Basic Troubleshooting and Electromechanical Devices at the Intel/MATEC Summer Institute, Arizona as well as for the transducers Workshop in Orlando, Florida and the Rockwell automation PLC Workshop in Michigan. Since 1969, Mr. Palmer has served as a Professor of Electricity, Industrial Electronics, Manufacturing Electronics and Mathematics at the Central Arizona College in Coolidge, Arizona. In addition, he has been involved in Summer Faculty Internships at Motorola and Intel, both in Phoenix, Arizona.

     Jeremy I. Van Coller. Mr. Van Coller, age 24, is a graduate of Kloof High School (Kwa Zulu Natal, Kloof, South Africa) where his line of studies included Technical Drawing (architectural renderings), Biology, Advanced Mathematics, English and Afrikaans. He continued his education by attending the Academy of Learning (Kwa Zulu Natal, Pinetown, South Africa) where he studied Marketing, Management and Computer Science for approximately one year prior to moving to the United States. Mr. Van Coller worked as a computer sales person in South Africa during and after attending the Academy. Over the past two years, he served as an Assistant to the Network Administrator for various South Florida Internet service providers, where he handled domain name servers, mail servers, BSDI and Cobalt servers. Mr. Van Coller currently serves as a Computer Technician Consultant handling personal computer repair and construction, hardware and software troubleshooting and some web design, in addition to being the current Network Administrator for Zaldiva, Inc. He is fluent in both English and Afrikaans and understands Dutch, Zulu and French.

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
-----------------------------------------------------------------

Robert B.
Lees,
President,   9/30/04    0     0     0     0      0     0   0
Chairman,    9/30/03    0     0     0     0      0     0   0
CEO and      9/30/02    0     0     0     0      0     0   0
Director

John A.
Palmer, Jr.  9/30/04    0     0     0     0      0     0   0
Secretary    9/30/03    0     0     0     0      0     0   0
and Director 9/30/02    0     0     0     0      0     0   0

Jeremy Van   9/30/04    0     0     0     0      0     0   0
Coller,      9/30/03    0     0     0     0      0     0   0
Director     9/30/02    0     0     0     0      0     0   0


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

Parents of the Issuer.
----------------------

     Zaldiva has no parents.

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

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------

                                  Number of Shares      Percentage of
Name and Address                 Beneficially Owned        of Class
----------------                 ------------------        --------
Robert B. Lees                     500,000                   8.0%
110 Wood Lane
Delray Beach, Florida 33444

John A. Palmer, Jr.                607,000                  12.1%
3422 E. Randolph Road
Coolidge, Arizona 85222
Jeremy Van Coller                  599,630                  12.0%
1709 NE 8th Avenue
Ft. Lauderdale, Florida 33305    ---------                -------

Directors and executive          1,706,630                  32.1%
officers as a group (3 persons)

                         FIVE PERCENT STOCKHOLDERS
                         -------------------------


                            Number of Shares               Percentage
Name and Address           Beneficially Owned               of Class
----------------           ------------------               --------
Robert B. Lees                 500,000                        8.0%
110 Wood Lane
Delray Beach, Florida 33444

John A. Palmer, Jr.            607,000                       12.1%
3422 E. Randolph Road
Coolidge, Arizona 85222

Jeremy Van Coller              599,630                       12.0%
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

     During the current year, we paid a shareholder, who operates a radio program, approximately $18,000 for advertising and promotion for each year. There are no outstanding balances due to or from this party as of September 30, 2004.

     The Company paid a shareholder for cigar and accessory inventory as well as collectible inventory sold to the Company for a total value of approximately $117,000. These fees also included related commissions on the sale of these goods. The Company also paid this shareholder consulting fees throughout the year in the amount of $42,000. There are no outstanding balances due to or from this party as of September 30, 2004.

     The Company paid a shareholder for the utilization and rental of office space, which is personally owned by the shareholder, in the amount of $500 per month. There are no outstanding balances due to or from this party as of September 30, 2004.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.
--------------------

     8-K Current Report dated September 10, 2004, and filed with the Securities and Exchange Commission on September 17, 2004.

Exhibits.*
----------

Exhibit
Number               Description
------               -----------

31.1                 302 Certification of Robert B. Lees

31.2                 302 Certification of John Palmer

32                   906 Certification

          * Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to these Exhibits.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Westcott Products Corporation by its principal accountants during the calendar years ended September 30, 2004, and September 30, 2003:
     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $16,105        $13,448

     Audit-related fees                $ 4,487        $ 4,301

     Tax fees                          $   425        $     0

     All other fees                    $   375        $    40

     Total fees                        $21,392        $17,789

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         ZALDIVA, INC.


Date:   12/29/04                         By: /s/ Robert B. Lees
        --------                             ------------------------
                                              Robert B. Lees, Director
                                              and President


     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    12/29/04                             /s/ Robert B. Lees
        ---------                             ------------------------
                                              Robert B. Lees, Director
                                              and President


Date:    12/29/04                             /s/ John A. Palmer Jr.
        --------------                        ------------------------
                                              John A. Palmer, Jr., Director,
                                              Secretary and Treasurer