Form 10QSB
period 2004-12-31
ZALDIVA INC
filed 2005-02-14
CIK 1168325

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004

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

                              December 31, 2004

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

                         ZALDIVA, INC.

                Condensed Financial Statements

                      December 31, 2004

                          Zaldiva, Inc.
                     Condensed Balance Sheets
                           (Unaudited)

                              ASSETS

                                                       December 31,
                                                           2004
Current Assets
  Current assets
    Cash                                              $ 387,889
    Accounts receivable                                   3,641
    Inventory                                            44,758
                                                      ---------
          Total Current Assets                          436,288

Property and equipment, net                             263,597

TOTAL ASSETS                                          $ 699,885
                                                      =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accrued liabilities                                 $   4,966
  Unearned revenue                                          695
                                                      ---------
          Total Current Liabilities                       5,661

Stockholders' Equity
  Preferred stock                                           500
  Common stock                                            6,220
  Additional paid in capital                            735,780
  Accumulated deficit                                   (48,276)
                                                      ---------
          Total Stockholders' Equity                    694,224
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 699,885
                                                      =========

             See accompanying notes to condensed financial statements

                          Zaldiva, Inc.
                Condensed Statements of Operations
                           (Unaudited)

                               For the Three  For the Three
                               Months Ended   Months Ended
                               December 31,   December 31,
                                   2004           2003
Revenues

  Cigar and Accessories           $       972   $  106,029

  Comics and Collectibles              14,080        5,490

  Internet                              4,669        1,069

Cost of sales                         (10,050)     (47,603)
                                  -----------   ----------
Gross profit                            9,671       64,985

Web site development costs                 93          180

Operating expense                      55,683       58,482
                                  -----------   ----------
Operating income                      (46,105)       6,323

Other income
Interest income                         1,025            1
                                  -----------   ----------
    Total other income                  1,025            1

Net income                        $   (45,080)  $    6,324
                                  ===========   ==========

Net Income per Share              $     (0.01)  $     0.00
                                  ===========   ==========
Weighted Average Number of Shares
Outstanding                         6,220,000    5,000,000
                                  ===========   ==========


          See accompanying notes to condensed financial statements

                           Zaldiva, Inc.
                Condensed Statements of Cash Flows
                            (Unaudited)

                                     For the Three  For the Three
                                     Months Ended   Months Ended
                                     December 31,   December 31,
                                        2004           2003
Cash Flows from Operating Activities:

 Net Income                        $   (45,080)      $   6,324

 Adjustments to reconcile net loss
 to net cash used for operating
 activities:

   Depreciation                          1,373           1,427
   Increase in accounts receivable      (3,641)           (492)

   Decrease in prepaid expenses              0           4,375
   Increase in inventory                (3,145)         (7,854)
   Increase in unearned revenue            346             832
   Decrease in accrued liabilities      (2,029)         (5,411)
                                   -----------       ---------
Net Cash Flows from Operating
Activities                             (52,176)           (799)

Cash Flows from Investing Activities:
   Building improvements                (5,000)              0
                                   -----------       ---------
Net Cash Flows from Investing
Activities                              (5,000)              0

Cash Flows From Financing Activities:
                                             0               0
                                   -----------       ---------
Net Cash Flows from Financing
Activities                                   0               0
                                   -----------       ---------
Net Increase (Decrease) in Cash        (57,176)           (799)

Beginning Cash Balance                 445,065          10,594
                                   -----------       ---------
Ending Cash Balance                $   387,889       $   9,795
                                   ===========       =========

Supplemental disclosure information:

  Cash paid for interest           $         0       $       0

  Cash paid for income taxes       $         0       $       0


         See accompanying notes to condensed financial statements

                           Zaldiva, Inc.
              Notes to Condensed Financial Statements
                          June 30, 2004

     PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
     and Exchange Commission.   Certain information and disclosures normally
     included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2004.

Item 2.   Management's Discussion and Analysis or Plan of operation.

Results of Operations.
----------------------

For The Three Months Ended December 31, 2004 Compared to The Three Months Ended December 31, 2003
-----------------------

     In September, 2004, we purchased a retail location located at 331 East Commercial Boulevard in Ft. Lauderdale, Florida. Our operations will focus on sales of higher-end collectibles and comics, which tend to have higher profit margins than our cigar and accessories sales. We may also sell cigars and accessories at this location, but this aspect will be secondary to our collectible sales.

     As a result of our change in focus, our revenues declined substantially during the quarterly period ended December 31, 2004. During that period, we received revenues of $19,721, as compared to revenues of $112,588 during the quarterly period ended December 31, 2003. In the 2004 period, $972 was from cigar and accessory sales, $14,080 came from comics and collectibles and $4,669 came from our internet sources. In the 2003 period, $106,029 was derived from sales of cigars and accessories, $5,490 from comics and collectibles and $1,069 came from our internet sources. Costs of sales during these periods were $10,050 and $47,603, respectively. We expect that revenues will increase again as we further implement or "bricks and mortar" retail plan.

     Operating expenses decreased slightly, to $55,683 during the quarterly period ended December 31, 2004, from $58,482 in the year-ago period. For the three months ended December 31, 2004, we had a loss of $45,080, as compared to net income of $6,324 during the December 31, 2003, period.

Plan of Operation.
------------------

     Our plan of operation for the next 12 months will focus on opening and operating our retail location in Ft. Lauderdale. We are currently obtaining the necessary permits and variances and renovating the building. We expect to be able to open it to the public by June 1, 2005. Depending on the success of this new location, our longer term plan calls for us to open other retail operations in Florida and the southern United States.

     We believe that the location of our new retail site will encourage rapid sales growth. A recently completed traffic study indicates that approximately 60,000 vehicles drive past our site every day. We have recently completed several targeted advertising mailings in addition to our internet advertising. There is also a wide variety of other retail businesses surrounding our site, which we believe will result in a large volume of walk-in traffic.

Liquidity.
----------

     The Company had cash on hand of $387,889 at December 31, 2004. We believe that this will be enough to allow us to meet our operating costs past the opening date of our retail site.

     Our future operating results will depend on our ability to successfully grow our operations at our retail location. If we are not able to sustain an operating profit, we expect that we will have to raise money again by selling shares of common stock or through loans. Financing for the Company's activities to date has been primarily provided by issuance of common stock for cash and for services. The Company's ability to achieve a level of profitable operations and/or additional financing may affect the Company's ability to continue as a going concern.

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

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the retailing industry, the development of products that may be superior to the products offered by the Company, competition, changes in the quality or composition of the Company's products, our ability to develop new products, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

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

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits.

          31.1   302 Certification of Robert B. Lees

          31.2   302 Certification of John A. Palmer, Jr.

          32     906 Certification

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ZALDIVA, INC.


Date: 2-11-05                            By: /s/ Robert B. Lees
      -------                               ------------------------
                                            Robert B. Lees, Director
                                            and President


Date: 2/11/05                                /s/ John A. Palmer, Jr.
      -------                               ------------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer