Form 10QSB
period 2005-03-31
ZALDIVA INC
filed 2005-05-12
CIK 1168325

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

                               March 31, 2005

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

                        March 31, 2005

                          Zaldiva, Inc.
                  [A Development Stage Company]
                     Condensed Balance Sheets
                           (Unaudited)

                              ASSETS

                                                          March 31,
                                                           2005
Current Assets
  Current Assets
    Cash                                              $ 294,302
    Accounts Receivable                                   4,839
    Inventory                                            56,891
                                                      ---------
          Total Current Assets                          356,032

Property & equipment, net                               267,175
                                                      ---------
TOTAL ASSETS                                          $ 623,207
                                                      =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Unearned revenue                                    $     355
  Accrued liabilities                                     2,531
                                                      ---------
          Total Current Liabilities                       2,886

Stockholders' Equity
  Preferred Stock                                           500
  Common stock                                            6,220
  Additional paid in capital                            735,780
  Preferred dividends                                    (2,000)
  Net Income (Loss)                                    (120,179)
                                                      ---------
          Total Stockholders' Equity                    620,321
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 623,207
                                                      =========

                       See accompanying notes

                          Zaldiva, Inc.
                  [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                               For the Three  For the Three
                                Months Ended  Months Ended
                               March 31, 2005 March 31, 2004
Revenues

  Cigar and Accessories           $       260   $   74,030

  Internet                              5,109        1,808

  Memorabilia                          10,066        8,717

Cost of sales                          (7,318)     (39,079)
                                  -----------   ----------
Gross Profit                            8,117       45,476

Operating expense                      81,132       66,408
                                  -----------   ----------
Operating income                      (73,015)     (20,932)

Other income or expense                 1,112           69
                                  -----------   ----------
Net income before income taxes    $   (71,903)  $  (20,863)

Income taxes                                0            0
                                  -----------   ----------
Net Income                        $   (71,903)  $  (20,863)
                                  ===========   ==========

Net Income per Share              $     (0.01)  $     0.00
                                  ===========   ==========
Weighted Average Number of Shares
Outstanding                         6,220,000    5,000,000
                                  ===========   ==========


                     See accompanying notes

                          Zaldiva, Inc.
                  [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                                 For the Six  For the Six
                                Months Ended  Months Ended
                               March 31, 2005 March 31, 2004
Revenues
  Cigar and Accessories           $     1,232   $  180,059
  Internet                              9,778        2,877
  Memorabilia                          24,146       14,206
Cost of sales                         (17,368)     (86,682)
                                  -----------   ----------
Gross Profit                           17,788      110,460

Web site development costs                 93        1,545

Operating expense                     136,815      123,523
                                  -----------   ----------
Operating income                     (119,120)     (14,608)

Other income/(expense)                  2,137           70
                                  -----------   ----------
Net income before income taxes    $  (116,983)  $  (14,538)

Income taxes                                0            0
                                  -----------   ----------
Net Income                        $  (116,983)  $  (14,538)
                                  ===========   ==========

Net Income per Share              $     (0.02)  $    (0.01)
                                  ===========   ==========
Weighted Average Number of Shares
Outstanding                         6,220,000    5,000,000
                                  ===========   ==========


                     See accompanying notes

                           Zaldiva, Inc.
                  [A Development Stage Company]
                Condensed Statements of Cash Flows
                            (Unaudited)

                                For the Six    For the Six
                                Months Ended   Months Ended
                                March 31, 2005 March 31, 2004

Activities:

 Net Income                        $  (116,983) $ (14,538)

 Adjustments to reconcile net loss
 to net cash used for operating
 activities:

   Depreciation                          2,746      2,855
   Increase (Decrease) in current
     liabilities                        (4,458)    (5,444)
   Decrease (Increase) in current
     assets                             (4,839)     8,258
   Increase in inventory               (15,279)   (17,541)
   Increase in income taxes payable          0          0
                                   -----------  ---------
Net Cash Flows from Operating
Activities                            (138,813)   (26,410)
                                   -----------  ---------

Cash Flows from Investing Activities:
   Property purchases                   (9,950)         0
                                   -----------  ---------
Net Cash Flows from Investing
Activities                              (9,950)         0

Cash Flows From Financing Activities:
   Payment of preferred dividends       (2,000)         0
   Issued stock for cash                     0    152,500
                                   -----------  ---------
Net Cash Flows from Financing
Activities                              (2,000)   152,500
                                   -----------  ---------
Net Increase (Decrease) in Cash       (150,763)   126,090

Beginning Cash Balance                 445,065     10,594
                                   -----------  ---------
Ending Cash Balance                $   294,302  $ 136,684
                                   ===========  =========

Supplemental disclosure information:

  Cash paid for interest           $         0  $       0

  Cash paid for income taxes       $         0  $       0

  Inventory/Assets contributed in  $         0  $       0

                       See accompanying notes

                           Zaldiva, Inc.
                  [A Development Stage Company]
              Notes to Condensed Financial Statements
                          March 31, 2005

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

Item 2.   Management's Discussion and Analysis or Plan of operation.

Results of Operations.
----------------------
For The Three Months Ended March 31, 2005 Compared to The Three Months Ended March 31, 2004
--------------------

     During the quarterly period ended March 31, 2005, we received revenues of $15,435, as compared to revenues of $84,555 during the quarterly period ended March 31, 2004. In the 2005 period, $260 was from cigar and accessory sales, $10,066 came from memorabilia and $5,109 came from our internet sources. In the 2004 period, $74,030 was derived from sales of cigars and accessories, $8,717 from memorabilia and $1,808 came from our internet sources. Costs of sales during these periods were $7,318 and $39,079, respectively.

     Operating expenses increased to $81,132 during the quarterly period ended March 31, 2005, from $66,408 in the year-ago period. For the three months ended March 31, 2005, we had a loss of $73,015, as compared to a loss of $20,863 during the March 31, 2004, period.

For the Six Months Ended March 31, 2005 Compared to the Six Months Ended March 31, 2004
--------

     Total revenues fell to $35,156 during the six months ended March 31, 2005, from $197,142 in the six months ended March 31, 2004. During these periods, revenues from cigar and accessories sales were $1,232 and $180,059, respectively. Internet revenues increased to $9,778 in the six months ended March 31, 2005, from $$2,877 in the prior year period; memorabilia sales also increased to $24,146 during the first six months of our 2005 fiscal year, from $14,206 in the prior-year period. These changes reflect our continuing shift of focus to memorabilia sales. In this regard, the uploading and building of our online products area is still ongoing. Repeat orders and international orders have been increasing due to our online and direct mail programs. We have applied for building permits on our bricks-and-mortar retail site in Ft. Lauderdale, Florida, and we expect that work will begin in the third quarter of our 2005 fiscal year. We plan to increase traffic to our store through extensive local advertising.

     During the six month period ended March 31, 2005, cost of sales decreased to $17,368, from $86,682 in the six months ended March 31, 2004. This reflects the overall decrease in sales from period to period. Gross profit in the first six months of our 2005 fiscal year fell to $17,788, from $110,460 in the prior year period. Operating expenses and net loss were $136,815 and $116,983, respectively, in the six months ended March 31, 2005, as compared to $123,523 and $14,538 in the six months ended March 31, 2004. Net loss per share during these periods was $0.02 and $0.01, respectively.

Liquidity.
----------

     The Company had cash on hand of $294,302 at March 31, 2005. We expect that this will be sufficient to pay our operating expenses for the next 12 months. If we are not able to sustain an operating profit, we expect that we will have to raise money again by selling shares of common stock or through loans. Financing for the Company's activities to date has been primarily provided by issuance of common stock for cash and for services. The Company's ability to achieve a level of profitable operations and/or additional financing may affect the Company's ability to continue as a going concern.

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

          31.2 302 Certification of John A. Palmer

          32   906 Certification

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ZALDIVA, INC.


Date: 5-11-05                            By: /s/ Robert B. Lees
      -------                               ------------------------
                                            Robert B. Lees, Director
                                            and President


Date: 5/10/05                                /s/ John A. Palmer, Jr.
      -------                               ------------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer