Form 10QSB
period 2005-06-30
ZALDIVA INC
filed 2005-08-12
CIK 1168325

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

                                June 30, 2005

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

                         June 30, 2005

                          Zaldiva, Inc.
                  [A Development Stage Company]
                     Condensed Balance Sheets
                           (Unaudited)

                              ASSETS

                                                        June 30,
                                                          2005
Current Assets
  Current Assets
    Cash                                              $ 220,439
    Accounts Receivable                                   2,010
    Prepaid expenses                                        640
    Inventory                                            72,210
                                                      ---------
          Total Current Assets                          295,299

Property & equipment, net                               294,705
                                                      ---------
TOTAL ASSETS                                          $ 590,004
                                                      =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Unearned revenue                                    $   1,195
  Accrued liabilities                                       500
                                                      ---------
          Total Current Liabilities                       1,695

Stockholders' Equity
  Preferred Stock                                           500
  Common stock                                            6,220
  Additional paid in capital                            735,780
  Preferred dividends                                    (4,000)
  Accumulated deficit                                  (150,191)
                                                      ---------
          Total Stockholders' Equity                    588,309
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 590,004
                                                      =========

                       See accompanying notes

                          Zaldiva, Inc.
                  [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                               For the Three  For the Three
                                Months Ended  Months Ended
                               June 30, 2005  June 30, 2004
Revenues

  Cigar and Accessories           $     1,526   $   60,651

  Internet                              1,762        1,392

  Memorabilia                          15,239        9,767

Cost of sales                         (10,786)     (21,675)
                                  -----------   ----------
Gross Profit                            7,741       50,135

Operating expense                      38,443       55,996
                                  -----------   ----------
Operating income                      (30,702)      (5,861)

Other income or expense                   690          255
                                  -----------   ----------
Net income before income taxes    $   (30,012)  $   (5,606)

Income taxes                                0            0
                                  -----------   ----------
Net Income                        $   (30,012)  $   (5,606)
                                  ===========   ==========

Net Income per Share              $     (0.01)  $    (0.01)
                                  ===========   ==========
Weighted Average Number of Shares
Outstanding                         6,220,000    6,220,000
                                  ===========   ==========


                     See accompanying notes

                          Zaldiva, Inc.
                  [A Development Stage Company]
                Condensed Statements of Operations
                           (Unaudited)

                                 For the Nine For the Nine
                                Months Ended  Months Ended
                                June 30, 2005 June 30, 2004
Revenues

  Cigar and Accessories           $     2,758   $  240,710
  Internet                             11,540        4,269
  Memorabilia                          39,384       23,974
Cost of sales                         (28,155)    (108,359)
                                  -----------   ----------
Gross Profit                           25,527      160,594

Web site development costs                 93        2,148

Operating expense                     175,257      181,523
                                  -----------   ----------
Operating income                     (149,823)     (23,077)

Other income/(expense)                  2,828          325
                                  -----------   ----------
Net income before income taxes    $  (146,995)  $  (22,752)

Income taxes                                0            0
                                  -----------   ----------
Net Income                        $  (146,995)  $  (22,752)
                                  ===========   ==========

Net Income per Share              $     (0.02)  $    (0.01)
                                  ===========   ==========
Weighted Average Number of Shares
Outstanding                         6,220,000    5,813,000
                                  ===========   ==========


                     See accompanying notes

                           Zaldiva, Inc.
                  [A Development Stage Company]
                Condensed Statements of Cash Flows
                            (Unaudited)

                                For the Nine   For the Nine
                                Months Ended   Months Ended
                                June 30, 2005  June 30, 2004

Activities:

 Net Income                        $  (146,995) $ (22,752)

 Adjustments to reconcile net loss
 to net cash used for operating
 activities:

   Depreciation                          4,118      4,283
   Increase (Decrease) in current
     liabilities                        (5,647)    (5,234)
   Decrease (Increase) in current
     assets                             (2,651)    12,633
   Increase in inventory               (30,598)   (32,836)
                                   -----------  ---------
Net Cash Flows from Operating
Activities                            (181,773)   (43,906)
                                   -----------  ---------

Cash Flows from Investing Activities:
   Property purchases                  (38,853)         0
                                   -----------  ---------
Net Cash Flows from Investing
Activities                             (38,853)         0

Cash Flows From Financing Activities:
   Payment of preferred dividends       (4,000)         0
   Issued stock for cash                     0    152,500
                                   -----------  ---------
Net Cash Flows from Financing
Activities                              (4,000)   152,500
                                   -----------  ---------
Net Increase (Decrease) in Cash       (224,626)   108,594

Beginning Cash Balance                 445,065     10,594
                                   -----------  ---------
Ending Cash Balance                $   220,439  $ 119,188
                                   ===========  =========

Supplemental disclosure information:

  Cash paid for interest           $         0  $       0

  Cash paid for income taxes       $         0  $       0


                       See accompanying notes

                           Zaldiva, Inc.
                  [A Development Stage Company]
              Notes to Condensed Financial Statements
                          June 30, 2005

     PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
     and Exchange Commission.   Certain information and disclosures normally
     included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2004.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations.
----------------------

For The Three Months Ended June 30, 2005 Compared to The Three Months Ended June 30, 2004.
--------------------

     During the quarterly period ended June 30, 2005, we received revenues of $18,527, as compared to revenues of $71,810 during the quarterly period ended June 30, 2004. In the 2005 period, $1,526 was from cigar and accessory sales, $15,239 came from memorabilia and $1,762 came from our Internet sources. In the 2004 period, $60,651 was derived from sales of cigars and accessories, $9,767 from memorabilia and $1,392 came from our Internet sources. Costs of sales during these periods were $10,786 and $21,675, respectively.

     Operating expenses decreased to $38,443 during the quarterly period ended June 30, 2005, from $55,996 in the year-ago period. For the three months ended June 30, 2005, we had a loss of $30,012, as compared to a loss of $5,606 during the June 30, 2004, period.

For The Nine Months Ended June 30, 2005 Compared to The Nine Months Ended June 30, 2004.
--------------------

     During the nine months ended June 30, 2005, we received revenues of $53,682, as compared to revenues of $268,953 during the nine months ended June 30, 2004. In the nine months ended 2005, $2,758 was from cigar and accessory sales, $39,384 came from memorabilia and $11,540 came from our Internet sources. In the nine months ended 2004, $240,710 was derived from sales of cigars and accessories, $23,974 from memorabilia and $4,269 came from our Internet sources. Costs of sales during these periods were $28,155 and $108,359, respectively.

     Operating expenses decreased to $175,257 during the nine months ended June 30, 2005, from $181,523 in the year-ago period. For the nine months ended June 30, 2005, we had a loss of $146,995, as compared to a loss of $22,752 during the June 30, 2004, period.

Liquidity.
----------

     The Company had cash on hand of $220,439 at June 30, 2005. Subsequent to the period covered by this Quarterly Report, we sold 300,000 shares of our $0.001 par value Series A 4% Convertible Preferred Stock for aggregate gross proceeds of $300,000.

     Net loss for the nine months ended June 30, 2005, was $146,995.

     If we are not able to sustain an operating profit, we expect that we will have to raise money again by selling shares of common stock or through loans. Financing for our Company's activities to date has been primarily provided by issuance of common or preferred stock for cash and for services. Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

Forward-Looking Information.
----------------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to gain a larger share of the market in our industry, our ability to continue to market products acceptable to consumers, and our ability to retain relationships with suppliers, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the Securities and Exchange Commission, general economic or industry conditions, nationally and/or in the communities in which we conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the Internet retailing industry, the development of products that may be superior to the products offered by us, competition, changes in the quality or composition of our products, our ability to develop new products, our ability to raise capital, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3.   Controls and Procedures.

     Within 90 days prior to the date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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


Date: 8/9/2005                           By: /s/ Robert B. Lees
      --------                              ------------------------
                                            Robert B. Lees, Director
                                            and President


Date: 8/8/2005                           By: /s/ John A. Palmer, Jr.
      --------                              ------------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer