Form 10KSB
period 2005-09-30
ZALDIVA INC
filed 2005-12-29
CIK 1168325

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2005

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: September 30, 2005 - $74,311.
     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 23, 2005 - $1,588,412.10.  There are approximately 4,813,370 shares of common voting stock of the Registrant beneficially owned by non-affiliates. There is a limited public market for the common stock of the Registrant, so this computation is based upon the bid price of $0.33 per share of the Registrant's common stock on the OTC Bulletin Board.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                           December 23, 2005

                               6,520,000

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No X
                                                ---     ---

                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---
                              PART I

Item 1.  Description of Business.
         ------------------------

Business.
---------

     Zaldiva, Inc., a Florida corporation (the "Company," "we" or "us"), is in the business of selling comic books and related collectible items and cigars and accessories through our web site, Zaldiva.com. We also offer web design and hosting services. Since fiscal 2003, we have focused our operations increasingly on our online comic book and collectible retail operations, with less emphasis on cigar sales and web design and hosting. In the future, we may also acquire other small companies offering similar services, although we have no current plans in this regard.

     We sell Zaldiva cigars and accessories through our e-commerce web site as well as through direct sales to establishments across the United States, Germany, Australia and Japan. We make our direct sales by attending trade shows, where establishments buy our humidor system and stock it with our cigars. We also receive some referral business. We advertise through trade shows and some periodicals, although the bulk of our advertising is done on the Internet. In February, 2001, we decided to begin selling other luxury items at our Zaldiva.com web site and only maintain the ZaldivaCigars.com site for our cigar business sales. This web site was launched and has been in constant development since February of 2001, and we have constantly been upgrading and expanding our Zaldiva.com web site since then.

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

     Presently, the comic book industry is still going strong more than 100 years after its birth. With advances like computer generated images, today's movie screens are filled with stories from comic books. In recent times, we have experienced such blockbuster movie hits as the "Batman" saga; "Spawn," which had its own animated series on HBO; "Spider-Man"; "X-Men" and "X-Men 2"; "The Hulk"; "The League of Extraordinary Gentlemen"; "DareDevil"; "Hellboy," "The Punisher" and "Electra". Many television shows have also sprung from the pages of comic books, most notably, "Smallville."

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

     Everything done for Zaldiva.com is also done for ZaldivaCigars.com, but on a monthly rather than daily basis. For example, our computer technician checks on the Zaldiva.com web site daily to make sure that the links are working and to check on the number of web site "hits." Because the ZaldivaCigars.com web site sells only cigars, management does not believe that it is necessary to monitor the site on a daily basis. Zaldiva offers monthly specials, which are updated on the ZaldivaCigars.com site, sent out to opt-in email list subscribers and faxed on an occasional basis. Orders are taken daily, or as they occur. Credit card orders are processed through our merchant account and then shipped to the customer once the money has been collected. There is a minimal amount of inventory, and bookkeeping work is done on a daily basis. Zaldiva handles the sales and shipping of its own merchandise.

     Zaldiva Web Solutions.
     ----------------------

     We currently provide hosting services for over 100 clients which produces a residual income through their hosting renewals and maintenance of these sites. We offer three different Web Site packages, an E-commerce package as well as any custom work needed for a potential clients. In providing these packages Zaldiva Web Solutions can meet the Web requirements of a small company to a large corporation.

     Zaldiva Web Solutions has almost completed construction of its new web site. Once completed, we will aggressively market the web development industry through snail mail, on-line marketing within the top search engines and cross marketing. In the near future we will be offering interactive web tools for sale such as article and news manager, page publisher, listing manager, on-line mall directories and more.

     We provide the following services:

     Web Development -

     *  Internet & Intranet web site development & design

     *  E-commerce solutions, such as shopping carts

     *  Secure & password protected applications

     *  Graphic & artistic design & digital art

     *  Corporate identity logo creation

     *  Web standards & privacy consultation services

     *  Web site reporting & visitor traffic analysis

     *  Web site hosting & maintenance

     Media and Marketing -

     *  Audio/video streaming & media conversion

     *  Interactive virtual tours

     *  Interactive CD authoring for education and training

     *  Digital music production

     *  CD duplication services

     *  Branded & co-branded email services

     *  Internet strategy development

     *  Professional writing & content creation

     *  Web-based marketing & promotion campaigns

Principal Products and Services.
--------------------------------

     Our principal products are the comic books and collectibles that we sell through our web site. We also sell cigars and accessories, but this currently comprises less than ten percent of our business. Zaldiva has maintained an e-commerce web presence through Zaldiva.com since July of 1997. Experience and a very low overhead are Zaldiva's principal advantages in this area. Our Zaldiva.com web site features comics, collectibles, Zaldiva cigars and related products.

     We also perform upscale web site development and hosting. We have developed and maintain web sites for approximately 100 clients. Most of our clients are businesses. They are involved in many different industries and are widely dispersed geographically. We charge our clients on average $20 per month for hosting services. It has approximately one megabyte of bandwidth, which is enough to support about 200 sites. We do not believe we will need to expand our bandwidth capability in the near future.

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

Competitive Business Conditions.
--------------------------------

     The online retailing industry is intensely competitive. Our competitors include other online retailers of comics and collectibles and traditional retailers such as comic book shops. Many of these retailers have much greater visibility, operating history and financial resources than Zaldiva has. In addition, as the online retailing industry continues to grow, other competitors may begin competing in our market segment. We do not believe that our position in the online retailing industry will be significant in the foreseeable future.

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

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     Zaldiva does not use any raw materials in its operations.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

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

     We do not currently collect sales taxes on goods that we sell. The United States Congress has enacted legislation limiting the ability of the states to impose taxes on Internet access or to impose multiple or discriminatory taxes on electronic commerce. This legislation, known as the Internet Tax Nondiscrimintation Act, imposed a moratorium , which commenced November 1, 2003 and ends on November 1, 2007, on state and local taxes on electronic commerce, where such taxes are discriminatory, and Internet access, unless the taxes were generally imposed and actually enforced prior to October 1, 1998. Failure to renew this legislation beyond November, 2007, will allow various states to impose taxes on Internet-based commerce. The imposition of these taxes could seriously adversely affect Internet commerce.

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

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     Since the nature of its business is retail sales and marketing, Zaldiva does not believe that it will have any environmental compliance concerns.

Number of Employees.
--------------------

     As of September 30, 2005, Zaldiva had three full-time independent contractors. They are not part of any union, and we believe that our relationships with them are good.

Item 2.  Description of Property.
         ------------------------

     In September, 2004, we purchased a property located at 331 East Commercial Boulevard in Fort Lauderdale, Florida. The property is situated in a high-traffic commercial residential area. We are currently renovating and expanding the property, which will be used as a retail location for higher-end collectibles. We are also seeking a variance for parking. The building was not placed in service as of September 30, 2005. We expect that the property will be able to open for business, in the third quarter of our 2006 fiscal year.

     When completed, the property will consist of approximately 1500 to 1600 square feet. We purchased the property for approximately $239,000 cash, using the proceeds from our recent private placement of preferred stock. See Part II, Item 5 of this Annual Report. We expect that the total cost of renovation will be less than $100,000. As of September 30, 2005, we have spent $59,241 to improve this building.

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

     In addition to our new retail location, Zaldiva currently owns or leases the following properties:

     * Two servers for which the bandwidth leased is sufficient to meet our needs and our customers' needs well into the future.

     * Inventory owned in corporate name having an approximate value of $85,658. This property is not subject to any liens.

     Because virtually all of our retail activities are currently conducted over the Internet, we do not currently maintain any executive offices. Our directors and executive officers and our web designer and computer engineer, have personal computers on which they are able to oversee and maintain our web site. Our principal address is a post office box. This arrangement helps us to keep our overhead very low. Once our Ft. Lauderdale store is open, we will use that as our principal address.

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

     The high and low closing bid prices for shares of our common stock of for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:

                                        Bid
Quarter ending:             High                   Low
---------------             ----                   ---

October 1, 2003
through
December 31, 2003           $1.65                  $0.185

January 1, 2004
through
March 31, 2004              $1.93                  $0.45

April 1, 2004
through
June 30, 2004               $0.80                  $0.30

July 1, 2004
through
September 30, 2004          $0.45                  $0.25

October 1, 2004
through
December 31, 2004           $0.45                  $0.21

January 1, 2005
through
March 31, 2005              $0.74                  $0.28

April 1, 2005
through
June 30, 2005               $0.37                  $0.21

July 1, 2005
through
September 30, 2005          $0.54                  $0.26

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

Restricted Securities.
---------------------

     There are currently 6,520,000 outstanding shares of Zaldiva common stock, 4,189,500 of which are designated as "restricted securities." Of these 4,189,500 shares, all but 300,000 have satisfied the one year holding period of Rule 144, and may be publicly sold in accordance with this Rule. Zaldiva will have "current public information" available for resale of "restricted securities," so long as it has filed all required periodic reports with the Securities and Exchange Commission. Any sales of these "restricted securities" could have an adverse affect on the current or any future public market for our common stock.

Holders.
--------

     The number of record holders of our common stock as of the date of this Annual Report is approximately 154.

Dividends.
----------

     Zaldiva has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

     Our Preferred Stock holders are entitled to received dividends at a rate to 4% of the Liquidation Preference per share per annum, payable quarterly on January 1, April 1, July 1, and October 1. Any dividends that are not paid within three trading days following the date payable, shall continue to accrue and shall entail a late fee at the rate of 18% per annum. As of September 30, 2005, we had paid $15,000 in dividends with none in arrears. All dividends were paid in cash except for $9,000, which was paid "in-kind" with our inventory.

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
investors

     (1) We sold 1,220,000 Units at a price of $0.125 per Unit. Each Unit consisted of one "unregistered" and "restricted" share of common stock and one warrant to purchase an additional "unregistered" and "restricted" share of common stock for $0.25, exercisable for five years.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operations.
----------------------

     For the years ended September 30, 2005 and 2004, we had revenues of $74,311, and $490,188, respectively. During the period ended September 30, 2005, approximately 81.2% of our revenues were derived from retail sales of comics and collectibles and cigars and accessories, with the remaining 18.2% coming from our internet services. In the fiscal year ended September 30, 2004, these percentages were 98.8% and 1.2%, respectively.

     Cost of goods sold decreased to $42,121 in the fiscal year ended September 30, 2005, from $150,208 in the prior fiscal year. As a percentage of revenues, cost of goods sold increased from approximately 30% to approximately 56.7%.

     Due to the prior establishment of our web site, web site development costs decreased from $2,421 in 2004, to $372 in 2005.

       Our selling, general and administrative expenses decreased to $288,809 in fiscal 2005, from $302,192, in fiscal 2004. Net loss totaled $266,541 for the year ended September 30, 2005, and net income totaled $36,208 for the year ended September 30, 2004.

Liquidity.
----------

     Zaldiva had cash on hand of $435,367 at September 30, 2005.

     We had a loss of $266,541 in September 30, 2005, and an income $36,208 for September 30, 2004, we have now commenced our planned principal operations and are no longer in the development stage.
     During the fiscal year ended September 30, 2005, a portion of the Company's liquidity came from stock that was issued for cash. If we are not able to sustain an operating profit, we expect that we will have to raise money again by selling shares of common stock or through loans. Financing for the Company's activities to date has been primarily provided by issuance of common stock for cash and for services. The Company's ability to achieve a level of profitable operations and/or additional financing may affect the Company's ability to continue as a going concern.

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

                        September 30, 2005

  [WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]

                         ZALDIVA, INC.

                       Table of Contents




                                                                Page


Report of Independent Registered Public Accounting Firm          1


Balance Sheet - September 30, 2005                               2

Statements of Operations for the years ended September 30,
2003, and 2004                                                   3


Statements of Stockholders' Equity for the years ended
September 30, 2005 and 2004                                      4


Statements of Cash Flows for the years ended September 30,
2005 and 2004                                                    5


Notes to Financial Statements                                 6-14

Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Zaldiva, Inc.
Ft. Lauderdale, Florida

We have audited the accompanying balance sheet of Zaldiva, Inc. as of September 30, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaldiva, Inc. as of September 30, 2005, and the results of operations and cash flows for the years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/Mantyla, McReynolds, LLC
November 15, 2005
Salt Lake City, Utah

                          ZALDIVA, INC.
                          Balance Sheet
                        September 30, 2005

ASSETS
  Current Assets
    Cash - Note A                                       $   435,367
    Accounts Receivable - Note A                              1,265
    Inventory - Note A                                       85,658
                                                        -----------
      Total Current Assets                                  522,290

  Property, and Equipment, net-Notes A & D                  313,719

  Other Assets
    Prepaid Taxes                                               640
                                                        -----------
TOTAL ASSETS                                            $   836,649
                                                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts Payable                                    $     6,057
    Accrued Liabilities-Note H                               48,000
    Deferred Revenue - Note A                                   785
                                                        -----------
      Total Current Liabilities                              54,842
                                                        -----------
        Total Liabilities                                    54,842

Stockholders' Equity-Note B
  Preferred Stock $.001 par value
    authorized 20,000,000; 800,000 issued;
    liquidation value of $1.00 per share                        800
  Common Stock $.001 par value
    authorized 50,000,000 shares; issued
    and outstanding 6,220,000                                 6,220
  Additional Paid-in Capital                              1,044,480
  Accumulated Deficit                                      (269,693)
                                                          ---------
    Total Stockholders' Equity                              781,807
                                                          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 836,649
                                                          =========


          See accompanying notes to financial statements

                         ZALDIVA, INC.
                    Statements of Operations
        For the years ended September 30, 2005 and 2004

                                            2005             2004
Revenues
Product Sales                           $   60,356         $  484,312
Internet Services                           13,955              5,876
                                        ----------         ----------
Total Revenues                              74,311            490,188
Cost of Goods Sold                          42,121            150,208
                                        ----------         ----------
Gross Profit                                32,190            339,980

Web Site Development Costs                     372              2,421
Selling, General, and Administrative
Expenses                                   288,809            302,192
                                        ----------         ----------
Net Income (Loss) from Operations         (256,991)            35,367

Other Income
Interest Income                              5,450                841
                                        ----------         ----------
Total Other Income                           5,450                841

Net Income (Loss) Before Income Taxes     (251,541)            36,208

Provision for Income Taxes-Notes A & C           0                  0
                                        ----------         ----------
Net Income (Loss)                         (251,541)            36,208
Dividends on Preferred Stocks              (15,000)                 0
                                        ----------         ----------
Net Income Available to Common
Shareholders                            $ (266,541)        $   36,208
                                        ==========         ==========
Basic & Diluted Earnings/(Loss) Per
Common Share                            $    (0.04)        $     0.01
                                        ==========         ==========
Weighted Average Common Shares
Outstanding                              6,220,000          5,866,667
                                         =========          =========


         See accompanying notes to financial statements

                          ZALDIVA, INC.
                Statements of Stockholders' Equity
              For the years ended September 30, 2005

                              Number of    Number of
                                Shares      Shares        Common    Preferred
                                Common     Preferred       Stock      Stock
Balance, September 30, 2003   5,000,000                    5,000
Net Income for 2004
Stock Issuance                1,220,000      500,000       1,220        500
                              ---------   ----------     -------    -------
Balance, September 30, 2004   6,220,000      500,000       6,220        500
Net Loss for 2005
Additional Capital for
Inventory
Preferred Dividends
Stock Issuance                        -      300,000           -        300
                              ---------   ----------     -------    -------
Balance, September 30, 2005   6,220,000      800,000     $ 6,220    $   800
                              =========   ==========     =======    =======

[CONTINUED]
                          ZALDIVA, INC.
                Statements of Stockholders' Equity
              For the years ended September 30, 2005
                                                                    Total
                                     Additional    Accumulated   Stockholders'
                                  Paid-in Capital     Deficit       Equity
Balance, September 30, 2003             85,000       (39,360)        50,640
Net Income for 2004                                   36,208         36,208
Stock Issuance                         650,780                      652,500
                                  ------------     ---------      ---------
Balance, September 30, 2004            735,780        (3,152)       739,348
Net Loss for 2005                                   (251,541)      (251,541)
Additional Capital for
Inventory                                9,000                        9,000
Preferred Dividends                                  (15,000)       (15,000)
Stock Issuance                         299,700             -        300,000
                                  ------------     ---------      ---------
Balance, September 30, 2005       $  1,044,480     $(269,693)     $ 781,807
                                  ============     =========      =========



          See accompanying notes to financial statements

                          ZALDIVA, INC.
                     Statements of Cash Flows
         For the years ended September 30, 2005 and 2004

                                             2005               2004
Cash Flows From Operating Activities
Net Loss                                    $(251,541)        $ 36,208
Adjustments to reconcile net loss to net
cash flows from operating activities:
  Depreciation                                  5,491            5,710
  Increase in Accounts Receivable              (1,265)               -
  Increase in Inventory                       (44,045)         (35,280)
  (Increase)/Decrease in Prepaid Expenses        (640)          14,583
  Increase/(Decrease) in Current Liabilities   47,498              (90)
                                            ---------         --------
Net Cash Provided by (Used in)
 Operating Activities                        (244,502)          21,131

Cash Flows Used in Investing Activities
Purchase of Assets                            (59,240)        (239,116)
                                            ---------         --------
Net Cash Used in Investing Activities         (59,240)        (239,116)

Cash Flows Provided From Financing Activities
Preferred Dividends                            (6,000)               -
Issued Stock for Cash                         300,000          652,500
                                            ---------         --------
Net Cash Provided by Financing Activities     294,000          652,500

Net Increase (Decrease) in Cash                (9,742)         434,515
Beginning Cash Balance                        445,109           10,594
                                            ---------         --------
Ending Cash Balance                         $ 435,367         $445,109
                                            =========         ========

Supplemental Disclosure Information
Cash paid during the year for interest      $       -         $      -
Cash paid during the year for income taxes  $       -         $      -
Contributed Inventory                       $   9,000         $      -
Inventory Given in lieu of Cash on
Preferred Dividends                         $  (9,000)        $      -

          See accompanying notes to financial statements

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2005

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

     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

     Statement of Cash Flows

     Cash is comprised of cash on hand or on deposit in banks. The Company has $435,367 as of September 30, 2005.

     Inventory

     Inventory is recorded at the lower of cost or market (net realizable value) using the first-in, first-out (FIFO) method. The Company maintains little or no inventory of cigars which are generally shipped from the supplier directly to the customer. The inventory on hand as of September 30, 2005 consists of collectibles and memorabilia recorded at a cost of $85,658. This inventory is listed and described on the Company's web site where it is available for sale.

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

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2005


NOTE A    Summary of Significant Accounting Policies[continued]

     Net Income (Loss) Per Common Share

     Net Income (loss) per common share is based on the Net Income (loss) less preferred dividends divided by weighted average number of common shares outstanding.

     Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As the Company has a loss for the year ended September 30, 2005 the potentially dilutive shares are antidilutive and are thus not added into the earnings per share calculation.

     As of the year ended September 30, 2005 there were 1,220,000 potential dilutive shares resulting from the issuances of warrants. Of the 800,000 shares of Series A Preferred Stock there were 500,000 which were potentially dilutive since they had reached the passage of 12 months. (See Note B.)

     Revenue Recognition

     The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

     Revenue on cigar and accessory sales is recognized as products are delivered to the customer or retailer. The Company records accounts receivable for sales which have been delivered but for which money has not been collected. The balance uncollected as of September 30, 2005 was $1,265. For customer purchases paid in advance, the Company records a liability until products are shipped. There was no outstanding unearned revenue from product sales as of September 30, 2005.
     Revenue is also recognized from web site development and maintenance after services have been rendered. For these services, contracts are established with each customer. Fees for development of web sites are negotiated based on the level of detail and features desired by the customer. Half of the fee is generally charged when the contract is entered. The remaining fee is due upon completion of the customers working web site. There were no unfinished projects in progress as of September 30, 2005. Historically, maintenance work and the associated costs have been minimal. Typically, future services involve upgrades or enhancements which are services which generate new fee arrangements. Hosting agreements are offered to customers for service periods of three, six, and twelve months. As of September 30, 2005, the Company has deferred $785 for hosting services to be provided over the next twelve months.

     There has been no revenue from commissions on sales through the on-line shopping center and the Company is still developing this revenue process. Contract terms contain a variety of durations and commission percentages based on dollar sales and volume of referrals.

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2005


NOTE A    Summary of Significant Accounting Policies [continued]

     The Company established and published a policy which allows customers to return most purchased items within 15 days of order for a full refund. All returns or exchanges must be accompanied by an original invoice or sales receipt. The Company will pay for return shipping costs if the return is a result of Company error. As of September 30, 2005, the Company had transactions totaling $2,163 within the 15 day return period. No allowance for returns has been recorded as of September 30, 2005.

     Accounts Receivable

     Accounts receivable are stated at amounts owed to the Company from customers. Accounts which are determined to be uncollectible are immediately written off. The Company estimates an allowance for bad debt based on historical experience and any other appropriate factors. As of the balance sheet date, the allowance is considered to be $0.

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

     Property

     Property and equipment are stated at cost. Depreciation is provided using the straight-line and the declining balance methods over the useful lives of the related assets. See Note D. Expenditures for maintenance and repairs are charged to expense as incurred. The Company currently leases two servers under operating lease. The Company pays $625 on a month-to-month basis.

     The Company has acquired permits and registered a trademark with the Florida Department of State which relate to its cigar operations. Amounts paid for registration have not been significant and have been charged to expense as incurred.

     Software/Web Site Costs

     Costs incurred in the development of software products for in-house use are to be capitalized and amortized over its useful life. Costs related to planning, implementation or operating activities are expensed as incurred. The cost of web site development and maintenance has been expensed as incurred as part of the Company=s ongoing operations.

     Stock Based Compensation

     The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," and applies APB Opinion 25, "Accounting for Stock Issued to Employees," to stock options granted. Currently, there are no stock-based compensation or option plans in place.

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2005


NOTE A    Summary of Significant Accounting Policies [continued]

     Selling, General and Administrative Expense

     Selling general and administrative expenses consist of the following major components:


            Description                            2005            2004
            Advertising and Promotion           $ 22,419        $ 40,830
            Consulting and Professional Fees     167,970         137,561
            Office and Telephone                  42,614          28,326
            Other Expenses                        55,806          95,475
                                               ---------        --------
              Total Expenses                   $ 288,809        $302,192

      Impact of New Accounting Pronouncements

     Share-Based Payment: On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

     Statement 123(R) permits public companies to adopt its requirements using one of two methods:

     Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

     Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of Statement 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date will be extended to annual periods beginning after December 15, 2005.

     Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules.

     Although the adoption of Statement 123(R)'s fair value method will have no adverse impact on our balance sheet or total cash flows, it may affect our net income and diluted earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates.

     Exchanges of Nonmonetary Assets: On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of Statement 153 has not had a material effect on our financial position, results of operations or cash flows.

     Accounting Changes and Error Corrections: On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our financial position, results of operations or cash flows.

     NOTE B    Issuance of Common and Preferred Shares

     During the quarter ended March 31, 2004, the Company raised $152,500 from the sale of 1,220,000 Units to four "accredited" investors at a price of $0.125 per Unit. Each Unit consists of one "unregistered" and "restricted" share of common stock and one warrant to purchase an additional share of common stock for $0.25, exercisable for five years.

     On September 22, 2004, the Company issued 500,000 shares of Series A 4% Preferred Stock having a par value of one mill ($0.001) per share, in consideration of gross proceeds of $500,000. On August 24, 2005 the Company issued 300,000 shares of Series A 4% Preferred Stock having a par value of one mill ($0.001) per share, in consideration of gross proceeds of $300,000. The shares have the following rights:

     * Voting rights: The holders of the Series A Preferred Stock shall not be entitled to vote separately on any matter submitted to a vote of the stockholders of the Company.
     * Liquidation: Upon any liquation, Series A Preferred Stockholders are entitled to distribution or payment before any other class of stock. The per share liquidation value on any date is equal to $1.00.
     * Dividends: The holders are entitled to receive dividends at a rate equal to 4% of the Liquidation Preference per share per annum, payable quarterly on January 1, April 1, July 1, and October 1. Any dividends that are not paid within three trading days following the date payable, shall continue to accrue and shall entail a late fee at the rate of 18% per annum.
     * Conversion: Subject to the passage of 12 months from stock issuance, the holder may convert the preferred shares into the Company's common shares at a price equal to 85% of the average closing bid price of the common shares for the five trading days immediately preceding the conversion date.
     * Redemption: The Company is permitted to redeem any and all shares of the Series A Preferred Stock at a price of $1.00 per share. In addition to the redemption price of $1.00, the Company shall issue one warrant to purchase one share of common stock at a price of $0.50 per share, exercisable for a period of five years.

     According to the dividend rights, the Company paid dividends valued at $15,000 during the year. No dividends are in arrears as of the balance sheet date. All dividends were paid in cash except for $9,000, which was paid "in-kind" with the Company's inventory. In-kind dividends were accounted for using fair-market values on the dates of transfer.

                               ZALDIVA, INC.
                       Notes to Financial Statements
                             September 30, 2005


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

           Deferred Tax Assets                       Balance     Tax     Rate
          Loss Carryforward (expires through 2024) (251,541) $(88,039)  15%
          Valuation Allowance                                  88,039
                                                             --------
            Deferred Tax Asset                               $      -

      The valuation allowance has decreased $87,828 from $211 as of September 30, 2004.

      Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

                                        Years ended September 30,
                                              2005                  2004
          Federal statutory rate             35%                   15%
            Effect of:
             State income taxes              0.0%                  0.0%
              Change in valuation allowance,
              Federal and State; and other    -35%                  -15%
                                             -----                 -----
            Effective tax rate                0.0%                  0.0%
                                             =====                 =====

     NOTE D    Property

     During September 2004, the Company purchased a building for $239,116. $59,241 has been applied to improving this building. The building was not placed in service as of September 30, 2005, and therefore, no depreciation is recorded for this asset in the current year.

     The major classes of assets as of the balance sheet date are as follows:

                                       Accumulated
        Asset Class          Cost       Depr/Amort     Net Book  Method/Life
        Building Improvements $ 59,241    $        0     $ 59,241      n/a
        Building               239,116             0      239,115      n/a
        Cigar Equipment          3,000        (1,641)       1,359     SL/5
        Computer Equipment      10,588        (6,582)       4,006     SL/5
        Display Equipment       19,995        (9,998)       9,997     SL/7
                              --------    ----------     --------
        Total                 $331,940    $  (18,221)    $313,719
                              ========    ==========     ========

     Depreciation expense was $5,491 and $5,710, for the years ended September 30, 2003 and 2004, respectively.

                               ZALDIVA, INC.
                       Notes to Financial Statements
                             September 30, 2005

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

     NOTE F    Significant Concentrations

     The Company maintained checking and savings and certificates of deposits at one bank institution as of September 30, 2005, which exceeded the Federal Depository Insurance Corporation insured limit of $100,000 per financial institution by $230,145. The Company's management does not believe that this involves any significant risk.

     NOTE G    Related Party Transactions

     During the current year, the Company paid a shareholder, who also operates a radio program, approximately $18,000 for advertising and promotion. There are no outstanding balances due to or from this party as of September 30, 2005.

     The Company paid a shareholder consulting fees throughout the year in the amount of $60,000. There are no outstanding balances due to or from this party as of September 30, 2005.

     The Company paid a shareholder for the utilization and rental of office space, which is personally owned by the shareholder, in the amount of $500 per month. There are no outstanding balances due to or from this party as of September 30, 2005.

     Our President, Robert B. Lees, is a director, executive officer and stockholder of Rainmaker Products and Consulting, which represents Zaldiva's products to the U. S. military and Native American groups. Rainmaker receives a commission of $1.00 per cigar and 10% on Company accessories that it sells to these purchasers. For the current fiscal year, total commissions paid to Rainmaker have been less than $60,000.

     During the current year, a stockholder contributed inventory to the Company, valued at $9,000. The Company valued these contributions using fair-market values on the dates of transfer. No amounts are due to this stockholder as of the balance sheet date.

                               ZALDIVA, INC.
                       Notes to Financial Statements
                             September 30, 2005


     NOTE H    Subsequent Events

     In December 2005 the Company issued 300,000 shares of its unregistered restricted common stock to an individual. Fifty percent of these shares were issued for services performed during the year ended September 30, 2005 and fifty percent of these shares were issued for services to be rendered in the fiscal year ending September 30, 2006. Management valued these shares at the fair-market value on the date of the Board's resolution, amounting to $0.32 per share, or $96,000. This compensation expense will be recognized in the period that the services are rendered. Specifically, $48,000 has been accrued for as of the balance sheet date and recognized as general and administrative expense for the services performed during fiscal year 2005, and $48,000 will be recognized during the fiscal year 2006.

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

     Item 8(b).  Other Information.
     ------------------------------

          In December 2005 the Company issued 300,000 shares of its unregistered restricted common stock to an individual. Fifty percent of these shares were issued for services performed during the year ended September 30, 2005 and fifty percent of these shares were issued for services to be rendered in the fiscal year ending September 30, 2006. Management valued these shares at the fair-market value on the date of the Board's resolution, amounting to $0.32 per share, or $96,000. This compensation expense will be recognized in the period that the services are rendered. Specifically, $48,000 has been accrued for as of the balance sheet date and recognized as general and administrative expense for the services performed during fiscal year 2005, and $48,000 will be recognized during the fiscal year 2006. The recipient of these shares is the wife of Jeremy I. Van Coller; however, Mr. Van Coller disclaims all beneficial interest in these shares.

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

     Business Experience.
     --------------------

          Robert B. Lees. Mr. Lees, age 57, is a graduate of the U.S. Naval Academy. He served as an Officer in the Marine Corps, both overseas and domestically. After transferring to the active Reserves, he joined the DuPont Company, where he managed the Southeastern Region. He took the region from last to first in the acrylic sheet division for sales and service. He then became part owner and general manager of a wood laminating operation in Orlando, Florida. Upon the sale of the business, he joined Merrill Lynch in the Private Client Group and became an assistant Vice President. He has since consulted to a Florida-based investor relations firm, and served as President and Chief Operating Officer of two start-up companies, as well as his current position.

          John A. Palmer, Jr. Mr. Palmer is 66 years old. He is a graduate of the University of Wisconsin, where he received a BS in Mathematics and Physics and an MS in Education and Counseling. He has continued his education throughout his life and has completed multiple workshops in Electromechanical Automation, Electromechanical Systems, Vacuum Technology, Vacuum and RF Power and Semiconductor Manufacturing Processes. He was a presenter for Basic Troubleshooting and Electromechanical Devices at the Intel/MATEC Summer Institute, Arizona as well as for the transducers Workshop in Orlando, Florida and the Rockwell automation PLC Workshop in Michigan. Since 1969, Mr. Palmer has served as a Professor of Electricity, Industrial Electronics, Manufacturing Electronics and Mathematics at the Central Arizona College in Coolidge, Arizona. In addition, he has been involved in Summer Faculty Internships at Motorola and Intel, both in Phoenix, Arizona.

          Jeremy I. Van Coller. Mr. Van Coller, age 25, is a graduate of Kloof High School (Kwa Zulu Natal, Kloof, South Africa) where his line of studies included Technical Drawing (architectural renderings), Biology, Advanced Mathematics, English and Afrikaans. He continued his education by attending the Academy of Learning (Kwa Zulu Natal, Pinetown, South Africa) where he studied Marketing, Management and Computer Science for approximately one year prior to moving to the United States. Mr. Van Coller worked as a computer sales person in South Africa during and after attending the Academy. Over the past two years, he served as an Assistant to the Network Administrator for various South Florida Internet service providers, where he handled domain name servers, mail servers, BSDI and Cobalt servers. Mr. Van Coller currently serves as a Computer Technician Consultant handling personal computer repair and construction, hardware and software troubleshooting and some web design, in addition to being the current Network Administrator for Zaldiva, Inc. He is fluent in both English and Afrikaans and understands Dutch, Zulu and French.

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
     -----------------------------------------------------------------
     Robert B.
     Lees,
     President,   9/30/05    0     0     0     0      0     0   0
     Chairman,    9/30/04    0     0     0     0      0     0   0
     CEO and      9/30/03    0     0     0     0      0     0   0
     Director

     John A.
     Palmer, Jr.  9/30/05    0     0     0     0      0     0   0
     Secretary    9/30/04    0     0     0     0      0     0   0
     and Director 9/30/03    0     0     0     0      0     0   0

     Jeremy Van   9/30/05    0     0     0     0      0     0   0
     Coller,      9/30/04    0     0     0     0      0     0   0
     Director     9/30/03    0     0     0     0      0     0   0


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

     Item 11. Security Ownership of Certain Beneficial Owners and Management.
              ---------------------------------------------------------------

          The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the Annual Report:

                          DIRECTORS AND EXECUTIVE OFFICERS
                          --------------------------------

                                       Number of Shares      Percentage of
     Name and Address                 Beneficially Owned        of Class
     ----------------                 ------------------        --------
     Robert B. Lees                     500,000                   7.7%
     110 Wood Lane
     Delray Beach, Florida 33444

     John A. Palmer, Jr.                607,000                   9.3%
     3422 E. Randolph Road
     Coolidge, Arizona 85222

     Jeremy Van Coller                  599,630                   9.2%
     1709 NE 8th Avenue
     Ft. Lauderdale, Florida 33305    ---------                -------

     Directors and executive          1,706,630                  26.2%
     officers as a group (3 persons)

                              FIVE PERCENT STOCKHOLDERS
                              -------------------------

                                 Number of Shares               Percentage
     Name and Address           Beneficially Owned               of Class

     ----------------           ------------------               --------

     Robert B. Lees                 500,000                        7.7%
     110 Wood Lane
     Delray Beach, Florida 33444

     John A. Palmer, Jr.            607,000                        9.3%
     3422 E. Randolph Road
     Coolidge, Arizona 85222

     Jeremy Van Coller              599,630                        9.2%
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

     Item 12. Certain Relationships and Related Transactions.
              -----------------------------------------------

          The following are the only material transactions between Zaldiva and any director, executive officer, five percent stockholder or promoter or founder of Zaldiva:

          During the current year, the Company paid a shareholder, who also operates a radio program, approximately $18,000 for advertising and promotion for each year. There are no outstanding balances due to or from this party as of September 30, 2005.

          The Company paid a shareholder consulting fees throughout the year in the amount of $60,000. There are no outstanding balances due to or from this party as of September 30, 2005.

          The Company paid a shareholder for the utilization and rental of office space, which is personally owned by the shareholder, in the amount of $500 per month. There are no outstanding balances due to or from this party as of September 30, 2005.

          Our President, Robert B. Lees, is a director, executive officer and stockholder of Rainmaker Products and Consulting, which represents Zaldiva's products to the U. S. military and Native American groups. Rainmaker receives a commission of $1.00 per cigar and 10% on Company accessories that it sells to these purchasers. For the current fiscal year, total commissions paid to Rainmaker have been less than $60,000.

          During the current year, a stockholder contributed inventory to the Company, valued at $9,000. The Company valued these contributions using fair-market values on the dates of transfer. No amounts are due to this stockholder as of the balance sheet date.

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

     Item 14.  Principal Accountant Fees and Services.
               ---------------------------------------

          The following is a summary of the fees billed to the Company by its principal accountants during the calendar years ended September 30, 2005, and September 30, 2004:

          Fee category                      2005           2004
          ------------                      ----           ----

          Audit fees                        $19,514        $16,105

          Audit-related fees                $     0        $ 4,487

          Tax fees                          $   794        $   425

          All other fees                    $     0        $   375

          Total fees                        $20,308        $21,392

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


     Date:   12/28/05                         By: /s/ Robert B. Lees
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

     Date:    12/28/05                             /s/ Robert B. Lees
             ---------                             ------------------------
                                                   Robert B. Lees, Director
                                                   and President


     Date:    12/27/05                             /s/ John A. Palmer Jr.
             ---------                             ------------------------
                                                   John A. Palmer, Jr.,
                                                   Director, Secretary and
                                                   Treasurer