Form 10QSB
period 2005-12-31
ZALDIVA INC
filed 2006-02-13
CIK 1168325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington D.C. 20549

                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X  No                (2) Yes X     No
        ---   ---                    ---      ---

Indicate by check mark whether the registrant is a shell company (as defined
by Rule 12b-2 of the Exchange Act) Yes       No X
                                               ---

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                              February 9, 2006

                                  6,520,000

Transitional small business disclosure format (check one): Yes X     No
                                                                       ---

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The financial statements of Zaldiva, Inc., a Florida corporation (the "Company," we," "us," "our" or words of similar import) required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence of the following page, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the Company.

                         ZALDIVA, INC.

                Condensed Financial Statements

                      December 31, 2005

                          Zaldiva, Inc.
                     Condensed Balance Sheets
                           (Unaudited)

                              ASSETS

                                                      December 31,
                                                          2005
Current Assets
  Current Assets
    Cash                                              $ 348,476
    Accounts Receivable                                     447
    Prepaid expenses                                     36,640
    Inventory                                            84,017
                                                      ---------
          Total Current Assets                          469,580

Property & equipment, net                               353,993
                                                      ---------
TOTAL ASSETS                                          $ 823,573
                                                      =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                    $   9,418
  Unearned revenue                                        1,334
                                                      ---------
          Total Current Liabilities                      10,752

Stockholders' Equity
  Preferred Stock                                           800
  Common stock                                            6,520
  Additional paid in capital                          1,143,181
  Preferred dividends                                    (5,000)
  Accumulated deficit                                  (332,680)
                                                      ---------
          Total Stockholders' Equity                    812,821
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 823,573
                                                      =========

                       See accompanying notes

                          Zaldiva, Inc.
                Condensed Statements of Operations
                           (Unaudited)

                              For the Three     For the Three
                               Months Ended     Months Ended
                            December 31, 2005 December 31, 2004
Revenues

  Memorabilia                     $    18,243   $   14,080
  Internet                              3,805        4,669
  Cigar and Accessories                     -          972
                                  -----------   ----------
      Total Revenues                   22,048       19,721

Cost of sales                          11,591       10,050
                                  -----------   ----------
Gross Profit                           10,457        9,671

Operating expense                      75,974       55,776
                                  -----------   ----------
Operating (Loss)                      (65,517)     (46,105)

Other income                            2,530        1,025
                                  -----------   ----------
Net Loss Before Income Taxes      $   (62,987)  $  (45,080)

Income taxes                                0            0
                                  -----------   ----------
Net Loss                          $   (62,987)  $  (45,080)
                                  ===========   ==========

Net Loss Per Share                $     (0.01)  $    (0.01)
                                  ===========   ==========
Weighted Average Number of Shares
Outstanding                         6,262,391    6,220,000
                                  ===========   ==========

                     See accompanying notes

                           Zaldiva, Inc.
                Condensed Statements of Cash Flows
                            (Unaudited)

                                        For the Three     For the Three
                                         Months Ended     Months Ended
                                      December 31, 2005 December 31, 2004
Cash Flows From Operating Activities:
 Net Loss                                  $   (62,987) $ (45,080)
 Adjustments to Reconcile Net Loss
 to Net Cash From Operating Activities:
   Depreciation                                  1,343      1,373
   Issuance of Stock for Services               12,000
   Decrease (Increase) in Accounts Receivable      817     (3,641)
   Decrease (Increase) in Inventory              1,641     (3,145)
   Increase in Unearned Revenue                    550        346
   Increase (Decrease) in Accounts Payable       3,361     (2,029)
                                           -----------  ---------
Net Cash Flows from Operating Activities       (43,275)   (52,176)
                                           -----------  ---------

Cash Flows from Investing Activities:
   Building Improvements                       (41,616)    (5,000)
                                           -----------  ---------
Net Cash Flows from Investing Activities       (41,616)    (5,000)

Cash Flows From Financing Activities:
   Payment of preferred dividends               (2,000)         0
                                           -----------  ---------
Net Cash Flows from Financing Activities        (2,000)         0
                                           -----------  ---------
Net Increase (Decrease) in Cash                (86,891)   (57,176)

Beginning Cash Balance                         435,367    445,065
                                           -----------  ---------
Ending Cash Balance                        $   348,476  $ 387,889
                                           ===========  =========

Supplemental disclosure information:

  Cash paid for interest                   $         0  $       0

  Cash paid for income taxes               $         0  $       0

Non Cash Items
  Preferred Dividend Paid with Inventory        (3,000)
  Issuance of Common Stock for Services and
   Prepaid Expense                                 300
  Additional Paid-in Capital for Inventory
   Contribution, Stock Issuance for Prepaid
   Services and Accounts Payable                98,700

                       See accompanying notes

                           Zaldiva, Inc.
              Notes to Condensed Financial Statements
                        December 31, 2005

NOTE 1 - PRESENTATION BASIS

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
     and Exchange Commission.   Certain information and disclosures normally
     included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2005.

NOTE 2 - ISSUANCE OF STOCK

     In December 2005 the Company issued 300,000 shares of its unregistered restricted common stock to an individual. Fifty percent of these shares were issued for services performed during the year ended September 30, 2005 and fifty percent of these shares were issued for services to be rendered in the fiscal year ending September 30, 2006. Management valued these shares at the fair-market value on the date of the Board's resolution, amounting to $0.32 per share, or $96,000. This compensation expense will be recognized in the period that the services are rendered. Specifically, $48,000 had been accrued for as of the balance sheet date and recognized as general and administrative expense for the services performed during fiscal year 2005, $12,000 has been recognized during the first quarter of the fiscal year 2006 and $36,000 has been booked to prepaid expense. This amount will be evenly amortized off throughout the fiscal year 2006.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations.
----------------------

For The Three Months Ended December 31, 2005 Compared to The Three Months Ended December 31, 2004.
------------------------

     During the quarterly period ended December 31, 2005, we received revenues of $22,048, as compared to revenues of $19,721 during the quarterly period ended December 31, 2004. In the 2005 period, $0 was from cigar and accessory sales, $18,243 came from memorabilia and $3,805 came from our Internet sources. In the 2004 period, $972 was derived from sales of cigars and accessories, $14,080 from memorabilia and $4,669 came from our Internet sources. Costs of sales during these periods were $11,591 and $10,050, respectively.

     Operating expenses increased to $75,974 during the quarterly period ended December 31, 2005, from $55,776 in the year-ago period. For the three months ended December 31, 2005, we had a loss of $62,987, as compared to a loss of $45,080 during the December 31, 2004, period.

Liquidity.
----------

     The Company had cash on hand of $348,476 at December 31, 2005. We believe that this cash on hand will be sufficient to meet our expenses through the end of our 2006 fiscal year.

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

Item 3.   Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

     On December 18, 2005, the Company issued 300,000 "unregistered" and "restricted" shares of its common stock to Nicole Leigh van Coller in consideration of services rendered. Fifty percent of these shares were issued for services performed during the year ended September 30, 2005, and the other fifty percent were issued for services to be rendered in the fiscal year ending September 30, 2006. Management valued these shares at the fair market value on the date of the Board's resolution, amounting to $0.32 per share, or $96,000. This compensation expense will be recognized in the period that the services are rendered. Specifically, $48,000 had been accrued for as of the balance sheet date and recognized as general and administrative expense for the services performed during fiscal year 2005, $12,000 has been recognized during the first quarter of the fiscal year 2006 and $36,000 has been booked to prepaid expense. This amount will be evenly amortized off throughout the fiscal year 2006.

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


Date: 2/10/06                                /s/ Robert B. Lees
      --------                              ------------------------
                                            Robert B. Lees, Director
                                            and President


Date: Feb. 9, 2006                           /s/ John A. Palmer, Jr.
      ------------                          ------------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer