Form 10QSB
period 2006-03-31
ZALDIVA INC
filed 2006-05-12
CIK 1168325

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X  No                (2) Yes X     No
        ---   ---                    ---      ---

Indicate by check mark whether the registrant is a shell company (as defined
by Rule 12b-2 of the Exchange Act)  Yes   No X
                                       ---  ---

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                March 31, 2006

                                  6,520,000

Transitional small business disclosure format (check one):  Yes   No X
                                                               ---  ---

                      PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                         ZALDIVA, INC.

                Condensed Financial Statements

                        March 31, 2006

                          Zaldiva, Inc.
                     Condensed Balance Sheets
                           (Unaudited)

                              ASSETS

                                                        March 31,
                                                          2006
Current Assets
  Current Assets
    Cash                                              $ 169,749
    Accounts Receivable                                     447
    Prepaid expenses                                     24,640
    Inventory                                            81,027
                                                      ---------
          Total Current Assets                          275,863

Property & equipment, net                               482,074
                                                      ---------
TOTAL ASSETS                                          $ 757,937
                                                      =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Unearned Revenue                                    $   2,206
                                                      ---------
          Total Current Liabilities                       2,206

Stockholders' Equity
  Preferred Stock                                           800
  Common stock                                            6,520
  Additional paid in capital                          1,145,572
  Preferred dividends                                    (8,750)
  Accumulated deficit                                  (388,411)
                                                      ---------
          Total Stockholders' Equity                    755,731
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 757,937
                                                      =========

                       See Accompanying Notes

                          Zaldiva, Inc.
                Condensed Statements of Operations
                           (Unaudited)
                              For the Three     For the Three
                               Months Ended     Months Ended
                              March 31, 2006   March 31, 2005
Revenues

  Memorabilia                     $    14,907   $   10,066
  Internet                              1,603        5,109
  Cigar and Accessories                     -          260
                                  -----------   ----------
      Total Revenues                   16,509       15,435

Cost of sales                           8,910        7,318
                                  -----------   ----------
Gross Profit                            7,599        8,117

Operating Expense                      65,107       83,568
                                  -----------   ----------
Operating (Loss)                      (57,508)     (75,451)

Other Income                            1,681        1,112
                                  -----------   ----------
Net Loss Before Income Taxes      $   (55,827)  $  (74,339)

Income taxes                                -            -
                                  -----------   ----------
Net Loss                          $   (55,827)  $  (74,339)
                                  ===========   ==========

Net Loss Per Share                $     (0.01)  $    (0.01)
                                  ===========   ==========
Weighted Average Number of Shares
Outstanding                         6,520,000    6,220,000
                                  ===========   ==========


                     See Accompanying Notes

                          Zaldiva, Inc.
                Condensed Statements of Operations
                           (Unaudited)

                              For the Six       For the Six
                               Months Ended     Months Ended
                              March 31, 2006   March 31, 2005
Revenues

  Memorabilia                     $    33,149   $   24,146
  Internet                              5,408        9,778
  Cigar and Accessories                     -        1,232
                                  -----------   ----------
      Total Revenues                   38,557       35,156

Cost of sales                          20,406       17,368
                                  -----------   ----------
Gross Profit                           18,151       17,788

Operating Expense                     141,081      136,908
                                  -----------   ----------
Operating (Loss)                     (122,930)    (119,120)

Other Income                            4,211        2,137
                                  -----------   ----------
Net Loss Before Income Taxes      $  (118,719)  $ (116,983)

Income taxes                                -            -
                                  -----------   ----------
Net Loss                          $  (118,719)  $ (116,983)
                                  ===========   ==========

Net Loss Per Share                $     (0.02)  $    (0.02)
                                  ===========   ==========
Weighted Average Number of Shares
Outstanding                         6,389,780    6,220,000
                                  ===========   ==========


                     See Accompanying Notes

                           Zaldiva, Inc.
                Condensed Statements of Cash Flows
                            (Unaudited)

                                          For the Six       For the Six
                                          Months Ended     Months Ended
                                         March 31, 2006   March 31, 2005
Cash Flows From Operating Activities:
 Net Loss                                  $  (118,719) $(116,983)

 Adjustments to Reconcile Net Loss
 to Net Cash Flows From Operating
 Activities:
   Depreciation                                  2,685      2,746
   Amortization of Prepaid Services             24,000
   Decrease (Increase) in Accounts Receivable      817     (4,839)
   Decrease (Increase) in Inventory              4,631    (15,279)
   Increase in Unearned Revenue                  1,422         (6)
   Increase (Decrease) in Accounts Payable      (6,057)    (4,452)
                                           -----------  ---------
Net Cash Flows from Operating Activities       (91,221)  (138,813)

Cash Flows from Investing Activities:
   Building Improvements                      (171,039)    (9,950)
                                           -----------  ---------
Net Cash Flows from Investing Activities      (171,039)    (9,950)

Cash Flows From Financing Activities:
   Payment of preferred dividends               (3,358)    (2,000)
                                           -----------  ---------
Net Cash Flows from Financing Activities        (3,358)    (2,000)

Net Increase (Decrease) in Cash               (265,618)  (150,763)

Beginning Cash Balance                         435,367    445,065
                                           -----------  ---------
Ending Cash Balance                        $   169,749  $ 294,302
                                           ===========  =========

Supplemental Disclosures

  Cash Paid for Interest                   $         -  $       -

  Cash Paid for Taxes                      $         -  $       -
Non Cash Items
  Preferred Dividend Paid with Inventory        (6,000)
  Issuance of Common Stock for Services and
   Prepaid Expense                                 300
  Additional Paid-in Capital for Inventory
   Contribution, Stock Issuance for Prepaid
   Services and Accounts Payable               101,092

                       See Accompanying Notes

                          Zaldiva, Inc.
             Notes to Condensed Financial Statements
                          March 31, 2006


NOTE 1   PRESENTATION BASIS

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

NOTE   2   ISSUANCE OF STOCK

     In December 2005 the Company issued 300,000 shares of its unregistered restricted common stock to an individual. Fifty percent of these shares were issued for services performed during the year ended September 30, 2005 and fifty percent of these shares were issued for services to be rendered in the fiscal year ending September 30, 2006. Management valued these shares at the fair-market value on the date of the Board's resolution, amounting to $0.32 per share, or $96,000. This compensation expense will be recognized in the period that the services are rendered. Specifically, $48,000 had been accrued as of the March 31, 2006 and recognized as general and administrative expense for the services performed during fiscal year 2005, $24,000 has been recognized during the first and second quarters of the fiscal year 2006 and $24,000 has been booked to prepaid expense. This amount will be evenly amortized throughout the remainder of the fiscal year 2006.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations.
----------------------

For The Three Months Ended March 31, 2006 Compared to The Three Months Ended March 31, 2006.
---------------------

     During the quarterly period ended March 31, 2006, we received revenues of $16,509, as compared to revenues of $15,435 during the quarterly period ended March 31, 2005. In the 2006 period, $0 was from cigar and accessory sales, $14,907 came from memorabilia and $1,603 came from our Internet sources. In the 2005 period, $260 was derived from sales of cigars and accessories, $10,066 from memorabilia and $5,109 came from our Internet sources. Costs of sales during these periods were $8,910 and $7,318, respectively.

     Operating expenses decreased to $65,107 during the quarterly period ended March 31, 2006, from $83,568 in the year-ago period. For the three months ended March 31, 2006, we had a loss of $55,827, as compared to a loss of $74,339 during the March 31, 2005, period.

For The Six Months Ended March 31, 2006 Compared to The Six Months Ended March 31, 2006.
---------

     During the six months ended March 31, 2006, we received revenues of $38,557, as compared to revenues of $35,156 during the six months ended March 31, 2005. In the 2006 period, $0 was from cigar and accessory sales, $33,149 came from memorabilia and $5,408 came from our Internet sources. In the 2005 six month period, $1,232 was derived from sales of cigars and accessories, $24,146 from memorabilia and $9,778 came from our Internet sources. Costs of sales during these periods were $20,406 and $17,368, respectively.

     Operating expenses increased to $141,081 during the six months ended March 31, 2006, from $136,908 in the year-ago period. For the six months ended March 31, 2006, we had a loss of $118,719, as compared to a loss of $116,983 during the March 31, 2005, period.

Liquidity.
----------

     The Company had cash on hand of $169,749 at March 31, 2006. In December 2005 the Company issued 300,000 shares of its unregistered restricted common stock to an individual. Fifty percent of these shares were issued for services performed during the year ended September 30, 2005 and fifty percent of these shares were issued for services to be rendered in the fiscal year ending September 30, 2006. Management valued these shares at the fair-market value on the date of the Board's resolution, amounting to $0.32 per share, or $96,000. This compensation expense will be recognized in the period that the services are rendered. Specifically, $48,000 had been accrued as of the March 31, 2006 and recognized as general and administrative expense for the services performed during fiscal year 2005, $24,000 has been recognized during the first and second quarters of the fiscal year 2006 and $24,000 has been booked to prepaid expense. This amount will be evenly amortized throughout the remainder of the fiscal year 2006.

     Net loss for the six months ended March 31, 2006, was $118,719.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

     In December 2005 the Company issued 300,000 shares of its unregistered restricted common stock to an individual. Fifty percent of these shares were issued for services performed during the year ended September 30, 2005 and fifty percent of these shares were issued for services to be rendered in the fiscal year ending September 30, 2006. Management valued these shares at the fair-market value on the date of the Board's resolution, amounting to $0.32 per share, or $96,000. This compensation expense will be recognized in the period that the services are rendered. Specifically, $48,000 had been accrued for as of March 31, 2006 and recognized as general and administrative expense for the services performed during fiscal year 2005, $24,000 has been recognized during the first quarter and second quarter of the fiscal year 2006 and $24,000 has been booked to prepaid expense. This amount will be evenly amortized off throughout the fiscal year 2006.

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

                                         ZALDIVA, INC.


Date: 5/11/2006                           By: /s/ Robert B. Lees
      ---------                              -------------------
                                            Robert B. Lees, Director
                                            and President


Date: 5/12/2006                           By: /s/ John A. Palmer, Jr.
      ---------                              ------------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer