Form 10QSB
period 2006-06-30
ZALDIVA INC
filed 2006-08-14
CIK 1168325

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

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

Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                                June 30, 2006

                                  6,825,000

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

                         ZALDIVA, INC.

                Condensed Financial Statements

                         June 30, 2006

                          Zaldiva, Inc.
                     Condensed Balance Sheet
                           (Unaudited)

                              ASSETS

                                                        June 30,
                                                          2006
Current Assets
  Current Assets
    Cash                                              $ 111,435
    Accounts Receivable                                   1,900
    Prepaid expenses                                     12,640
    Inventory                                            80,679
                                                      ---------
          Total Current Assets                          206,654

Property & equipment, net                               576,885
                                                      ---------
TOTAL ASSETS                                          $ 783,539
                                                      =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Unearned Revenue                                    $   3,279
                                                      ---------
          Total Current Liabilities                       3,279

Stockholders' Equity
  Preferred Stock                                           800
  Common stock                                            6,825
  Additional paid in capital                          1,224,517
  Preferred dividends                                   (16,750)
  Accumulated deficit                                  (435,132)
                                                      ---------
          Total Stockholders' Equity                    780,260
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 783,539
                                                      =========

                       See Accompanying Notes

                          Zaldiva, Inc.
                Condensed Statements of Operations
                           (Unaudited)

                              For the Three     For the Three
                               Months Ended     Months Ended
                              June 30, 2006    June 30, 2005
Revenues

  Memorabilia                     $    10,859   $   15,239
  Internet                              3,200        1,762
  Cigar and Accessories                   132        1,526
                                  -----------   ----------
      Total Revenues                   14,191       18,527

Cost of sales                           7,358       10,786
                                  -----------   ----------
Gross Profit                            6,833        7,741

Operating Expense                      53,759       38,443
                                  -----------   ----------
Operating (Loss)                      (46,926)     (30,702)

Other Income                              206          690
                                  -----------   ----------
Net Loss Before Income Taxes      $   (46,720)  $  (30,012)

Income taxes                                -            -
                                  -----------   ----------
Net Loss                          $   (46,720)  $  (30,012)
                                  ===========   ==========

Net Loss Per Share                $     (0.01)  $    (0.00)
                                  ===========   ==========
Weighted Average Number of Shares
Outstanding                         6,546,813    6,220,000
                                  ===========   ==========


                     See Accompanying Notes

                          Zaldiva, Inc.
                Condensed Statements of Operations
                           (Unaudited)

                              For the Nine      For the Nine
                              Months Ended      Months Ended
                              June 30, 2006     June 30, 2005
Revenues

  Memorabilia                     $    44,009   $   39,384
  Internet                              8,608       11,540
  Cigar and Accessories                   131        2,758
                                  -----------   ----------
      Total Revenues                   52,748       53,682

Cost of sales                          27,764       28,155
                                  -----------   ----------
Gross Profit                           24,984       25,527

Operating Expense                     194,840      175,350
                                  -----------   ----------
Operating (Loss)                     (169,856)    (149,823)

Other Income                            4,417        2,828
                                  -----------   ----------
Net Loss Before Income Taxes      $  (165,439)  $ (146,995)

Income taxes                                -            -
                                  -----------   ----------
Net Loss                          $  (165,439)  $ (146,995)
                                  ===========   ==========

Net Loss Per Share                $     (0.03)  $    (0.02)
                                  ===========   ==========
Weighted Average Number of Shares
Outstanding                         6,442,125    6,220,000
                                  ===========   ==========


                     See Accompanying Notes

                           Zaldiva, Inc.
                Condensed Statements of Cash Flows
                            (Unaudited)

                                          For the Nine     For the Nine
                                          Months Ended     Months Ended
                                          June 30, 2006    June 30, 2005
Cash Flows From Operating Activities:
 Net Loss                                  $  (165,439) $(146,995)

 Adjustments to Reconcile Net Loss
 to Net Cash Flows From Operating
 Activities:
   Depreciation                                  4,027      4,118
   Amortization of Prepaid Services             36,000          -
   Decrease (Increase) in Accounts Receivable     (635)    (2,651)
   Decrease (Increase) in Inventory              4,979    (30,598)
   Increase in Unearned Revenue                  2,494          -
   Increase (Decrease) in Accounts Payable      (6,057)    (5,647)
                                           -----------  ---------
Net Cash Flows from Operating Activities      (124,631)  (181,773)

Cash Flows from Investing Activities:
   Building Improvements                      (267,193)   (38,853)
                                           -----------  ---------
Net Cash Flows from Investing Activities      (267,193)   (38,853)

Cash Flows From Financing Activities:
   Additional Paid in Capital                   76,250
   Payment of preferred dividends               (8,358)    (4,000)
                                           -----------  ---------
Net Cash Flows from Financing Activities        67,892     (4,000)

Net Increase (Decrease) in Cash               (323,932)  (224,626)

Beginning Cash Balance                         435,367    445,065
                                           -----------  ---------
Ending Cash Balance                        $   111,435  $ 220,439
                                           ===========  =========

Supplemental Disclosures

  Cash Paid for Interest                   $         -  $       -

  Cash Paid for Taxes                      $         -  $       -

Non Cash Items
  Preferred Dividend Paid with Inventory        (9,000)

  Additional Paid-in Capital for Inventory
   Contribution, Stock Issuance for Prepaid
   Services and Accounts Payable               101,092

                       See Accompanying Notes

                          Zaldiva, Inc.
             Notes to Condensed Financial Statements
                          June 30 2006

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

NOTE 2 - ISSUANCE OF STOCK

     In December 2005 the Company issued 300,000 shares of its unregistered restricted common stock to an individual. Fifty percent of these shares were issued for services performed during the year ended September 30, 2005 and fifty percent of these shares were issued for services to be rendered in the fiscal year ending September 30, 2006. Management valued these shares at the fair-market value on the date of the Board=s resolution, amounting to $0.32 per share, or $96,000. This compensation expense will be recognized in the period that the services are rendered. Specifically, $48,000 had been accrued as of the March 31, 2006 and recognized as general and administrative expense for the services performed during fiscal year 2005, $24,000 has been recognized during the first and second quarters of the fiscal year 2006 and $24,000 has been booked to prepaid expense. This amount will be evenly amortized throughout the remainder of the fiscal year 2006.

     In June 2006, the Company issued 305,000 shares of common stock for cash of $76,250, or $0.25 per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations.
----------------------

For The Three Months Ended June 30, 2006, Compared to The Three Months Ended June 30, 2005.
--------------------

     During the quarterly period ended June 30, 2006, we received revenues of $14,191, as compared to revenues of $18,527 during the quarterly period ended June 30, 2005. In the 2006 period, $132 was from cigar and accessory sales, $10,859 came from memorabilia and $3,200 came from our Internet sources. In the 2005 period, $1,526 was derived from sales of cigars and accessories, $15,239 from memorabilia and $1,762 came from our Internet sources. Costs of sales during these periods were $7,358 and $10,786, respectively.

     Operating expenses increased to $53,759 during the quarterly period ended June 30, 2006, from $38,443 in the year-ago period. For the three months ended June 30, 2006, we had a loss of $46,720, as compared to a loss of $30,012 during the June 30, 2005, period.

For The Nine Months Ended June 30, 2006, Compared to The Nine Months Ended June 30, 2005.
--------------

     During the nine months ended June 30, 2006, we received revenues of $52,748, as compared to revenues of $53,682 during the nine months ended June 30, 2005. In the 2006 period, $131 was from cigar and accessory sales, $39,384 came from memorabilia and $11,540 came from our Internet sources. In the 2005 nine month period, $2,758 was derived from sales of cigars and accessories, $39,384 from memorabilia and $11,540 came from our Internet sources. Costs of sales during these periods were $27,764 and $28,155, respectively.

     Operating expenses increased to $194,840 during the nine months ended June 30, 2006, from $175,350 in the year-ago period. For the nine months ended June 30, 2006, we had a loss of $165,439, as compared to a loss of $146,995 during the June 30, 2005, period.

Liquidity.
----------

     The Company had cash on hand of $111,435 at June 30, 2006. In December, 2005, the Company issued 300,000 shares of its unregistered restricted common stock to an individual. Fifty percent of these shares were issued for services performed during the year ended September 30, 2005, and fifty percent of these shares were issued for services to be rendered in the fiscal year ending September 30, 2006. Management valued these shares at the fair-market value on the date of the Board's resolution, amounting to $0.32 per share, or $96,000. This compensation expense will be recognized in the period that the services are rendered. Specifically, $48,000 had been accrued as of the March 31, 2006, and recognized as general and administrative expense for the services performed during fiscal year 2005; $24,000 has been recognized during the first and second quarters of the fiscal year 2006; and $24,000 has been booked to prepaid expense. This amount will be evenly amortized throughout the remainder of fiscal year 2006.

     In June, 2006, the Company issued 305,000 unregistered and restricted shares of common stock for cash of $76,250 or $0.25 per share.

     Net loss for the nine months ended June 30, 2006, was $165,439.

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

Item 3.   Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

     In December, 2005, the Company issued 300,000 shares of its unregistered restricted common stock to an individual. Fifty percent of these shares were issued for services performed during the year ended September 30, 2005, and fifty percent of these shares were issued for services to be rendered in the fiscal year ending September 30, 2006. Management valued these shares at the fair-market value on the date of the Board's resolution, amounting to $0.32 per share, or $96,000. This compensation expense will be recognized in the period that the services are rendered. Specifically, $48,000 had been accrued as of the March 31, 2006, and recognized as general and administrative expense for the services performed during fiscal year 2005; $24,000 has been recognized during the first and second quarters of the fiscal year 2006; and $24,000 has been booked to prepaid expense. This amount will be evenly amortized throughout the remainder of fiscal year 2006.

     In June, 2006, the Company issued 305,000 unregistered and restricted shares of common stock for cash of $76,250 or $0.25 per share.

     We issued these securities to persons who were "accredited investors" as defined in Rule 501 of the Securities and Exchange Commission; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission; state sales to "accredited investors" are preempted by Section 18 of the Securities Act.

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


Date: 8/14/2006                          By: /s/ Robert B. Lees
      ---------                             ------------------------
                                            Robert B. Lees, Director
                                            and President


Date: 8/14/2006                          By: /s/ John A. Palmer, Jr.
      ---------                             ------------------------
                                            John A. Palmer, Jr., Director,
                                            Secretary and Treasurer