Form 10KSB
period 2006-09-30
ZALDIVA INC
filed 2006-12-29
CIK 1168325

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2006

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

                        331 East Commercial Boulevard
                          Fort Lauderdale, FL 33334
                          -------------------------
                   (Address of Principal Executive Office)

Issuer's Telephone Number, including Area Code:  (877) 925-3482

                      2805 East Oakland Park Blvd. #376
                          Fort Lauderdale, FL 33306
                          -------------------------
  (Former Name or Former Address, if changed since last Report)

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



Check if there is no disclosure of delinquent files in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: September 30, 2006 - $77,649.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 18, 2006 - $1,588,412.10.  There are approximately 4,813,370 shares of common voting stock of the Registrant beneficially owned by non-affiliates. There is a limited public market for the common stock of the Registrant, so this computation is based upon the bid price of $0.33 per share of the Registrant's common stock on the OTC Bulletin Board.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                           December 18, 2006

                               6,867,858

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No X
                                                ---     ---

                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---
                              PART I

Item 1.  Description of Business.
         ------------------------

Business.
---------

     Zaldiva, Inc., a Florida corporation (the "Company," "we" or "us"), is in the business of selling comic books, toys and collectible items at our retail location at 331 East Commercial Blvd., Ft. Lauderdale, Florida, and through our web sites, Zaldiva.com, Zaldivacomics.com. We also offer web design, hosting and IT services as well as our own bran of premium cigars and accessories. Since fiscal 2003, we have focused our operations increasingly on our online comic book and collectible retail operations, with less emphasis on cigar sales and web design and hosting. Following the opening of our new "brick-and-mortar" retail location in December, 2006, we expect that our operations will increasingly focus on the comic book and collectible end of business. In the future, we may also acquire other small companies offering similar products and services, although we do not have any current deals in negotiation.

     We sell Zaldiva cigars and accessories through our e-commerce web site as well as through direct sales to establishments and individuals. We also receive some referral business. We advertise through trade shows and some periodicals, although the bulk of our advertising is done on the Internet.
Our web site, www.zaldivacigars.com acts mainly as an online brochure, but we are also able to accept orders through the shopping cart on the site.

     Subsequent Events.
     ------------------

     Our new retail location (located at 331 E Commercial Blvd, Ft. Lauderdale, FL 33334) officially opened for business on November 24, 2006; however, the Grand Opening celebration was held on December 16, 2006. We were able to organize some exciting in-store events for the day that drew in a better-than-expected crowd. There were in-store signings by a Golden Age comic book artist from Timely/Marvel Comics as well as a modern day independent comic book writer/creator. We gave away free comic magazines signed by the featured artist and free signed comic books from the writer/creator. Raffles were held every two hours for gifts and items including twelve-issue/one-title comic book subscriptions, dolls, action figures, original comic book art and more.

     On December 11, 2006, our Board of Directors unanimously consented to appoint Christopher Ebersole as our Chief Financial Officer, to serve until the next annual meeting of the Company's Board of Directors or his prior resignation or termination. At the same time, our Board of Directors unanimously resolved to issue 300,000 "unregistered" and "restricted" shares of our common stock to Mr. Ebersole in consideration of past services rendered October through December 2006 and a signing bonus. These shares have not yet been formally issued and, unless indicated otherwise, the share calculations in this Report do not take these shares into account.

     Comic Books and Related Collectibles.
     -------------------------------------

     Comic books have been around at least as long as movies have. According to The Overstreet Comic Book Price Guide's regular publication The Golden Age Quarterly, 1933 saw the publication of the first comic book in the size that would subsequently define the format. Credit for the first comic book ever created typically goes to Richard Fenton Outcalt's creation, "The Yellow Kid," in 1896. Outcalt essentially synthesized what had been made before him and introduced a new element, the balloon, a space where he wrote what the characters said, and that pointed to their mouth with a kind of tail.

     From that point, the basis for a brand-new kind of art was set, and the adventure began. In the first decades of their life, comic books were primarily for children's amusement, and this explains the name they carry today in the English language.

     Presently, the comic book industry is still going strong more than 100 years after its birth. With advances like computer generated images (CGI), today's movie screens are filled with stories from comic books. In recent times, we have experienced such blockbuster movie hits as the "Batman" saga; "Spawn," which had its own animated series on HBO; "Spider-Man"; "X-Men" and "X-Men 2"; "The Hulk"; "The League of Extraordinary Gentlemen"; "DareDevil"; "Hellboy," "The Punisher" and "Electra". Many television shows have also sprung from the pages of comic books, most notably, "Smallville."

     This unlimited market transcends all barriers, including age, race and gender, and also language, since most shows and movies are released in dubbed versions world-wide. Movies are released twice, first at the theater and then again in DVD and/or VHS format. The comic books themselves create a demand for collectible items; and the movies and televisions shows create even more of a demand. A popular comic book can, and often does, spawn hundreds of items to be collected and adored by its fans. We are engaged in the business of selling those items - everything from the comic book to the movie adaptation softcover book, and from the t-shirt to the prop replicas for the die-hard fans.

     Traditional Marketing.
     ----------------------

     With the grand opening of our brick-and-mortar retail location in December, 2006, our operations began to take a more traditional marketing approach.

Brick-and-Mortar Store
----------------------

     Advertisement for the store has only just begun in recent weeks. The company has taken out advertisements in local papers read by our target audience and they've also purchased radio spots on high-school and college radio stations. Flyers have been passed out as well as cooperatively placed in local businesses and restaurants. A costumed character was hired to wave to the traffic passing by in front of the store. More than 65,000 cars pass the location each day on their way to the highway entrance, so the sign on the building itself is a huge and effective form of advertisement.

Zaldiva.com
-----------

     Advertisement for our web site is done through search engines, banner exchange programs and opt-in e-mail activities - all designed to drive traffic to our site. Weekly specials and featured items are regularly created to increase return traffic.

     Zaldiva Web Solutions.
     ----------------------

     We currently provide hosting services for over 100 clients which produces a residual income through their hosting renewals and maintenance of these sites. We offer three different Web Site packages, an E-commerce package as well as any custom work needed for potential clients. Our IT services include, but not limited to, diagnose, repair, maintain, set-up and solve software and hardware issues. We provide networking and wireless networking set-up and maintenance and eradicate viruses. Install computers, replace and add/remove hardware and software to existing networks and computers. Bringing companies up to speed on technologies, making them paperless and more.

In providing these types of services, Zaldiva Web Solutions can meet the Web and IT requirements of a small company to a large corporation.

     Zaldiva Web Solutions completed construction of its new web site. We will aggressively market the web development industry through snail mail, on-line marketing within the top search engines and cross marketing. We offer interactive web tools for sale such as article and news manager, page publisher, listing manager, on-line mall directories and more.

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

     *  Web site reporting & visitor traffic analysis

     *  Web site hosting & maintenance

     Media and Marketing -

     *  Audio/video streaming & media conversion

     *  Interactive virtual tours

     *  Interactive CD/DVD authoring for education and training
     *  Digital music production

     *  CD/DVD duplication services

     *  Branded & co-branded email services

     *  Internet strategy development

     *  Professional writing & content creation

     *  Web-based marketing & promotion campaigns

     IT Solutions -

     *  Set-up, training and maintenance of 3rd party software

     *  IT consulting

     *  Networking and Wireless

     *  Computer systems set-up and configuration

     *  Virus eradication




Principal Products and Services.
--------------------------------
     Our principal products are the comic books, toys and collectibles that we sell from our newly-opened store in Ft. Lauderdale, Florida and through our web site (www.zaldiva.com). We also sell cigars and accessories, but this currently comprises less than ten percent of our business. Zaldiva has maintained an e-commerce web presence through Zaldiva.com since July of 1997. Experience and a very low overhead are Zaldiva's principal advantages in this area.

     We also provide upscale web site development, design, programming and hosting, although this facet of our operations has also declined in importance in recent years. We have developed and maintain web sites for approximately 100 clients. Most of our clients are businesses. They are involved in many different industries and are widely dispersed geographically. We charge our clients on average $20 per month for hosting services, as well as design, updating and service fees. Zaldiva Web Solutions co-locates our servers with Rackspace, which allows us to offer 100% up time, guaranteed, with multiple connections for redundancy. It has approximately one megabyte of bandwidth, which is enough to support over 200 sites. We do not believe we will need to expand our bandwidth capability in the near future.

     In our comic books business, we sell pop-culture comic book related collectibles, that primarily include action figures, dolls, statues, die-cast vehicles, T-shirts, books, magazines, posters and lithographs, household decor and decorative items, board and card games, caps and hats, licensed advertisements, plush toys, and some sports memorabilia.

     The only services related to our comic book and related collectibles business provided by us are those services regarding newsletter subscriptions and/or free email accounts.

Distribution Methods of the Products or Services.
-------------------------------------------------

     All items sold in our comic book and related collectibles business are sold on our online stores at Zaldiva.com and ZaldivaComics.com and, since December, 2006, in our retail store in Ft. Lauderdale, Florida.

     In November, 2003, we began accepting PayPal and eChecks from Authorize.net as payment for our products (in addition to traditional credit card payments). This has allowed us to make non-U.S. sales with ease, and these payment methods have proven beneficial to us.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     In December, 2006, which is subsequent to the end of the period covered by this Report, we opened our first retail outlet at 331 East Commercial Boulevard in Ft. Lauderdale, Florida. Other than this new retail outlet, Zaldiva does not currently have any new product/service that has been publicly announced.

Competitive Business Conditions.
--------------------------------

     The comic book and collectible retailing industry is no more or less competitive than any other business. Our competitors include other brick-and-mortar and online retailers of comics, toys and collectibles. Zaldiva.com Comics & Collectibles does however have several advantages in the current market.

No. 1: Location
Zaldiva.com Comics & Collectibles is located on the East side of the Greater Ft. Lauderdale area where there are few current competitors.

No. 2: Location/Heavy Traffic
Commercial Blvd. is a heavily traveled road which runs East and West through Ft. Lauderdale and the surrounding cities. There is no highway to take travelers East and West in this section of the city, so Commercial Blvd. is most often used. The store is located about one-half mile East of the extremely busy Commercial Blvd. entrances and exits to I95. This location puts at least 65,000 cars in front of the store each day. Zaldiva's largest competitor is about eight miles West of the new store. Many people who live on the East side of Ft. Lauderdale and surrounding cities have had to travel through heavy traffic to this competitor for the past decade - simply because there was no choice. The new store makes it easy not only for those living on the East side to get their collectibles, but for people to the South (the Hollywood/Miami areas) and to the North (the Boca/Palm Beach areas) because of our proximity to the highway (I95).

No. 3: Knowledge and Attitude
We KNOW and love comics and collectibles. Other stores hire cheap labor to put behind the counter - and it shows. Zaldiva's customers receive a warm and genuinely friendly greeting when they arrive. All of their questions are answered. We can find a common interest with anyone that walks in and run with it. We can recommend comics books based upon their interests. If they haven't read a comic in years, we can get them up to speed. All of these things result in return customers. Many customers fly through our recommended books and return within days to get the next issue/volume or to get yet another recommendation.

No. 4: Our Online Store
No other local shops currently provide an online purchase/in-store pick up option. No other local shops even offer their full line of products both online and in-store - so we are unique in that area. The web-site is maintained by Zaldiva, so the overhead is next to nothing.

No. 5: Gift Certificates
We offer both on-line and in-store Gift Certificates. As simple as this sounds, none of our local competitors offer them. They were a big hit for Christmas and they cost no more than a little paper and ink.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

     We have obtained a trademark with the Florida Department of State for our logo, the word "Zaldiva" and a design of a crest in an oval shape with two birds, a star, leaves and a sunburst. Under Florida law, the knowing or willful forgery or counterfeiting of a Florida trademark constitutes the crime of counterfeiting, which may be a felony or a misdemeanor, depending on the circumstances. Our trademark will expire on October 23, 2007, but it may be renewed for a fee of $87.50. (This trademarked logo is used expressly for Zaliva Cigars). We have not applied for a registered trademark with the U.S. Patent and Trademark Office.

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

     None; not applicable. However, see the caption "Effect of Existing or Probable Governmental Regulations on Business," below.

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------
     Zaldiva is subject to general business laws, rules and regulations, as well as laws, rules and regulations relating to the Internet and e-commerce. These regulations may cover issues such as privacy, taxation, intellectual property, content, consumer protection and products liability. Compliance with these regulations may be expensive and time consuming and may impact our profitability in the future.

     We do not currently collect sales taxes on goods that we sell through the internet. The United States Congress has enacted legislation limiting the ability of the states to impose taxes on Internet access or to impose multiple or discriminatory taxes on electronic commerce. This legislation, known as the Internet Tax Nondiscrimintation Act, imposed a moratorium , which commenced November 1, 2003 and ends on November 1, 2007, on state and local taxes on electronic commerce, where such taxes are discriminatory, and Internet access, unless the taxes were generally imposed and actually enforced prior to October 1, 1998. Failure to renew this legislation beyond November, 2007, will allow various states to impose taxes on Internet-based commerce. The imposition of these taxes could seriously adversely affect Internet commerce.

     We do, however, currently collect taxes from the sales made in our retail store at 331 East Commercial Boulevard in Fort Lauderdale, Florida.

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

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated there under. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Research and Development.
-------------------------

     Zaldiva has not spent any money on research and development and we do not anticipate any need in the foreseeable future to spend resources on research and development.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     Since the nature of its business is retail sales and marketing, Zaldiva does not believe that it will have any environmental compliance concerns.

Number of Employees.
--------------------

     As of September 30, 2006, Zaldiva had four full-time and no part-time employees. They are not part of any union, and we believe that our relationships with them are good.

Item 2.  Description of Property.
         ------------------------

     In September, 2004, we purchased a property located at 331 East Commercial Boulevard in Fort Lauderdale, Florida. The property is situated in a high-traffic commercial residential area. We have renovated and expanded the property, which is now being used as a retail location for higher-end collectibles. We opened the property for business on November 14, 2006, and had our grand opening on December 16, 2006, which is subsequent to the end of the period covered by this Report.

     The property consists of approximately 1600 to 1700 square feet. We purchased the property for approximately $239,000 cash, using the proceeds from a private placement of preferred stock. The total cost of renovation was approximately $340,000.

     Based on the experience of similar retailers, we believe that having a brick-and-mortar retail location should initially double or perhaps triple our total sales of comic books, toys and related collectibles. Having such a location will also give us greater access to higher-end collectibles, since some distributors of these products will not sell to businesses that have online operations only.

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

                                  PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

Market Information.
-------------------

     Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol
"ZLDV", with quotations that commenced in April, 2003; however, the market for shares of our common stock is extremely limited. No assurance can be given that the present limited market for our common stock will continue or will be maintained, and the sale of the our common stock pursuant to Rule 144 of the Securities and Exchange Commission by our directors, executive officers or principal stockholders may have a substantial adverse impact on any such public market.

     The high and low closing bid prices for shares of our common stock of for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:

                                        Bid
Quarter ending:             High                   Low
---------------             ----                   ---

October 1, 2004
through
December 31, 2004           $0.45                  $0.21

January 1, 2005
through
March 31, 2005              $0.74                  $0.28

April 1, 2005
through
June 30, 2005               $0.37                  $0.21

July 1, 2005
through
September 30, 2005          $0.54                  $0.26

October 1, 2005
through
December 31, 2005           $0.52                  $0.23

January 1, 2006
through
March 31, 2006              $0.95                  $0.21

April 1, 2006
through
June 30, 2006               $0.90                  $0.35

July 1, 2006
through
September 30, 2006          $0.43                  $0.35

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

Restricted Securities.
---------------------

     There are currently 6,867,858 outstanding shares of Zaldiva common stock, 3,724,500 of which are designated as "restricted securities." Of these 3,724,500 shares, all but 42,858 have satisfied the one year holding period of Rule 144, and may be publicly sold in accordance with this Rule. Zaldiva will have "current public information" available for resale of "restricted securities," so long as it has filed all required periodic reports with the Securities and Exchange Commission. Any sales of these "restricted securities" could have an adverse affect on the current or any future public market for our common stock.

Holders.
--------

     The number of record holders of our common stock as of the date of this Annual Report is approximately 148.

Dividends.
----------

     Zaldiva has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

     Our Preferred Stock holders are entitled to received dividends at a rate to 4% of the Liquidation Preference per share per annum, payable quarterly on January 1, April 1, July 1, and October 1. Any dividends that are not paid within three trading days following the date payable, shall continue to accrue and shall entail a late fee at the rate of 18% per annum. As of September 30, 2006, we had paid all dividends with common shares and with none in arrears.

Recent Sales of Unregistered Securities.
----------------------------------------

     During the past three years, we have sold the following securities without registering them under the Securities Act of 1933, as amended:

Name of Person      Date      Number of Shares    Consideration
--------------      ----      ----------------    -------------

Four "accredited"   1/04        (1)                $152,500
investors

Three "accredited"  9/04        (2)                $500,000
investors

One "accredited"    6/06      305,000                 (3)

Two "accredited"    7/06       42,858                 (4)

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

     (3) We sold 305,000 "unregistered" and "restricted" shares of common stock for $76,250, or $0.25 per share. The purchase price was discounted due to the restricted nature of the shares.

     (4) We issued 42,858 shares of "unregistered" and "restricted" shares of our common stock as payment for the quarterly dividends of our Series A Preferred Stock.

     In December, 2006, which is subsequent to the end of the period covered by this Report, our Board of Directors unanimously resolved to issue 300,000 "unregistered" and "restricted" shares of our common stock to Christopher Ebersole in consideration of services rendered October through December 2006 and a signing bonus.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Results of Operations.
----------------------

     For the years ended September 30, 2006 and 2005, we had revenues of $77,649, and $74,311, respectively. During the period ended September 30, 2006, approximately 72.8% of our revenues were derived from retail sales of comics and collectibles and cigars and accessories, with the remaining 27.2% coming from our internet services. In the fiscal year ended September 30, 2005, these percentages were 81.2% and 18.2%, respectively.

     Cost of goods sold decreased to $34,412 in the fiscal year ended September 30, 2006, from $42,121 in the prior fiscal year. As a percentage of revenues, cost of goods sold decreased from approximately 56.7% to approximately 44.3%, due to large purchases made from private collectors at discounted prices.

     Due to the prior establishment of our web site, web site development costs decreased from $372 in 2005, to $93 in 2006.

       Our selling, general and administrative expenses decreased to $244,899 in fiscal 2006, from $288,809, in fiscal 2005. Net loss totaled $194,943 for the year ended September 30, 2006, and net loss totaled $251,541 for the year ended September 30, 2005.

Liquidity.
----------

     Zaldiva had cash on hand of $85,745 at September 30, 2006.

     We had a loss of $194,943 in September 30, 2006, and a loss of $251,541 for September 30, 2005, we have now commenced our planned principal operations and are no longer in the development stage.

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

                        September 30, 2006

  [WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]

                         ZALDIVA, INC.

                       Table of Contents




                                                                Page


Report of Independent Registered Public Accounting Firm          1


Balance Sheet - September 30, 2006                               2

Statements of Operations for the years ended September 30,
2006, and 2005                                                   3


Statements of Stockholders' Equity for the years ended
September 30, 2006 and 2005                                      4


Statements of Cash Flows for the years ended September 30,
2006 and 2005                                                    5


Notes to Financial Statements                                 6-14

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Zaldiva, Inc.
Ft. Lauderdale, Florida

We have audited the accompanying balance sheet of Zaldiva, Inc. as of September 30, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2006 and 2005.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaldiva, Inc. as of September 30, 2006, and the results of operations and cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Zaldiva, Inc. will continue as a going concern. As discussed in Note H to the financial statements, the Company has experienced recurring losses. These issues raise doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note H. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/Mantyla, McReynolds, LLC
December 15, 2006
Salt Lake City, Utah

                          ZALDIVA, INC.
                          Balance Sheet
                        September 30, 2006

ASSETS
  Current Assets
    Cash - Note A                                       $    85,745
    Accounts Receivable - Note A                                  -
    Inventory - Note A                                       80,694
                                                        -----------
      Total Current Assets                                  166,439

  Property, and Equipment, net-Notes A & D                  601,598

  Other Assets
    Prepaid Expenses                                            640
                                                        -----------
TOTAL ASSETS                                            $   768,677
                                                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts Payable                                    $    19,341
    Deferred Revenue - Note A                                   220
                                                        -----------
      Total Current Liabilities                              19,561
                                                        -----------
        Total Liabilities                                    19,561

Stockholders' Equity-Note B
  Preferred Stock $.001 par value
    authorized 20,000,000; 800,000 issued;
    liquidation value of $1.00 per share                        800
  Common Stock $.001 par value
    authorized 50,000,000 shares; issued
    and outstanding 6,867,858                                 6,868
  Additional Paid-in Capital                              1,243,084
  Prepaid Dividends                                          (5,000)
  Accumulated Deficit                                      (496,636)
                                                          ---------
    Total Stockholders' Equity                              749,116
                                                          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 768,677
                                                          =========


          See accompanying notes to financial statements

                         ZALDIVA, INC.
                    Statements of Operations
        For the years ended September 30, 2006 and 2005

                                            2006             2005
Revenues
Product Sales                           $   56,537         $   60,356
Internet Services                           21,112             13,955
                                        ----------         ----------
Total Revenues                              77,649             74,311

Cost of Goods Sold                          34,412             42,121
                                        ----------         ----------
Gross Profit                                43,237             32,190

Web Site Development Costs                      93                372
Selling, General, and Administrative
Expenses                                   244,899            288,809
                                        ----------         ----------
Net Income (Loss) from Operations         (201,755)          (256,991)

Other Income
Interest Income                              6,812              5,450
                                        ----------         ----------
Total Other Income                           6,812              5,450

Net Income (Loss) Before Income Taxes     (194,943)          (251,541)

Provision for Income Taxes-Notes A & C           -                  -
                                        ----------         ----------
Net Income (Loss)                         (194,943)          (251,541)
Dividends on Preferred Stocks              (32,000)           (15,000)
                                        ----------         ----------
Net Income Available to Common
Shareholders                            $ (226,943)        $ (266,541)
                                        ==========         ==========
Basic & Diluted Earnings/(Loss) Per
Common Share                            $    (0.03)        $    (0.04)
                                        ==========         ==========
Weighted Average Common Shares
Outstanding                              6,546,442          6,220,000
                                         =========          =========


         See accompanying notes to financial statements

                          ZALDIVA, INC.
                Statements of Stockholders' Equity
              For the years ended September 30, 2006 and 2005

                              Number of    Number of
                                Shares      Shares        Common    Preferred
                                Common     Preferred       Stock      Stock
Balance, September 30, 2004   6,220,000      500,000       6,220        500
Net Loss for 2005
Additional Capital for
Inventory
Preferred Dividends
Stock Issuance                        -      300,000           -        300
                              ---------   ----------     -------    -------
Balance, September 30, 2005   6,220,000      800,000     $ 6,220    $   800
                              =========   ==========     =======    =======
Net Loss for 2006
Inventory
Preferred Dividends
Stock Issuance                  647,858                      648
                              ---------   ----------     -------    -------
Balance, September 30, 2006   6,867,858      800,000     $ 6,868    $   800
                              =========   ==========     =======    =======

[CONTINUED]
                          ZALDIVA, INC.
                Statements of Stockholders' Equity
              For the years ended September 30, 2006 and 2005
                                                                    Total
                               Additional    Prepaid Accumulated Stockholders'
                             Paid-in Capital Dividends Deficit       Equity
Balance, September 30, 2004      735,780                (3,152)       739,348
Net Loss for 2005                                     (251,541)      (251,541)
Additional Capital for
Inventory                          9,000                                9,000
Preferred Dividends                                    (15,000)       (15,000)
Stock Issuance                   299,700                     -        300,000
                            ------------    -------- ---------      ---------
Balance, September 30, 2005 $  1,044,480           - $(269,693)     $ 781,807
                            ------------    -------- ---------      ---------
Net Income for 2006                                   (194,943)      (194,943)
Additional Capital for
Inventory                         12,000                               12,000
Preferred Dividends                           (5,000)  (32,000)       (37,000)
Stock Issuance                   186,604                              187,252
                            ------------    -------- ---------      ---------
Balance, September 30, 2006 $  1,243,084    $ (5,000)$(496,636)     $ 749,116
                            ============    ======== =========      =========


          See accompanying notes to financial statements

                          ZALDIVA, INC.
                     Statements of Cash Flows
         For the years ended September 30, 2006 and 2005

                                             2006               2005
Cash Flows From Operating Activities
Net Loss                                    $(194,943)        $(251,541)
Adjustments to reconcile net loss to net
cash flows from operating activities:
  Depreciation                                  5,370             5,491
  Stock issued for Services                    48,000
  Decrease in Accounts Receivable               1,265            (1,265)
  (Increase)/Decrease in Inventory              4,964           (44,045)
  (Increase) in Prepaid Expenses                    -              (640)
  Increase/(Decrease) in Current Liabilities   12,721            47,498
                                            ---------          --------
Net Cash Provided by (Used in)
 Operating Activities                        (122,623)         (244,502)

Cash Flows From Investing Activities
Purchase of Assets                           (293,249)          (59,240)
                                            ---------          --------
Net Cash Used in Investing Activities        (293,249)          (59,240)

Cash Flows From Financing Activities
Preferred Dividends                           (10,000)           (6,000)
Issued Stock for Cash                          76,250           300,000
                                            ---------          --------
Net Cash Provided by Financing Activities      66,250           294,000

Net Increase (Decrease) in Cash              (349,622)           (9,742)

Beginning Cash Balance                        435,367           445,109
                                            ---------          --------
Ending Cash Balance                         $  85,745          $435,367
                                            =========          ========

Supplemental Disclosure Information
Cash paid during the year for interest      $       -          $      -
Cash paid during the year for income taxes  $       -          $      -
Contributed Inventory                       $  12,000          $  9,000
Inventory Given in lieu of Cash on
Preferred Dividends                         $ (12,000)         $ (9,000)
Stock Issued in lieu of Preferred Dividends $ (10,000)         $      -
Stock Issued for Prepaid Dividends          $  (5,000)         $      -
Stock Issuance for Payment of Current
Liabilities                                 $ (48,000)         $      -

          See accompanying notes to financial statements

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2006

NOTE A    Summary of Significant Accounting Policies

     Company Background
     The Company incorporated under the laws of the State of Florida on August 11, 1997 as Zaldiva Cigarz & Newz. In October 2001 the Company amended its Articles of Incorporation to change its name to Zaldiva, Inc. and to change its authorized capital.

     Zaldiva operates an "on-line shopping center" known as Zaldiva.com which features products from wholesalers through the Internet. The majority of customer service issues are handled through individual affiliate partners, who are large online retailers with links from the Company's
     website to their own.   These affiliates use Zaldiva as a marketing
     source. As customers purchase products as a result of a referral, the Company earns a commission on the sale.

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

     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

     Statement of Cash Flows

     Cash is comprised of cash on hand or on deposit in banks. The Company has $85,745 as of September 30, 2006.

     Inventory

     Inventory is recorded at the lower of cost or market (net realizable value) using the first-in, first-out (FIFO) method. The Company maintains little or no inventory of cigars which are generally shipped from the supplier directly to the customer. The inventory on hand as of September 30, 2006 consists of collectibles and memorabilia recorded at a cost of $80,694. This inventory is listed and described on the Company's web site where it is available for sale.

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

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2006


NOTE A    Summary of Significant Accounting Policies[continued]

     Net Income (Loss) Per Common Share

     Net Income (loss) per common share is based on the Net Income (loss) less preferred dividends divided by weighted average number of common shares outstanding.

     Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As the Company has a loss for the year ended September 30, 2006 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

     As of the year ended September 30, 2006 there were 1,220,000 potential dilutive shares resulting from the issuances of warrants. Also, all of the 800,000 shares of Series A Preferred Stock were potentially dilutive since they had reached the passage of 12 months. (See Note B.)

     Revenue Recognition

     The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

     Revenue on cigar and accessory sales is recognized as products are delivered to the customer or retailer. The Company records accounts receivable for sales which have been delivered but for which money has not been collected. The balance uncollected as of September 30, 2006 was $0. For customer purchases paid in advance, the Company records a liability until products are shipped. There was $220 of outstanding unearned revenue from product sales as of September 30, 2006.

     Revenue is also recognized from web site development and maintenance after services have been rendered. For these services, contracts are established with each customer. Fees for development of web sites are negotiated based on the level of detail and features desired by the customer. Half of the fee is generally charged when the contract is entered. The remaining fee is due upon completion of the customers working web site. There were no unfinished projects in progress as of September 30, 2006. Historically, maintenance work and the associated costs have been minimal. Typically, future services involve upgrades or enhancements which are services which generate new fee arrangements. Hosting agreements are offered to customers for service periods of three, six, and twelve months. As of September 30, 2006, the Company has no deferred revenue for hosting services to be provided over the next twelve months.

     There has been no revenue from commissions on sales through the on-line shopping center and the Company is still developing this revenue process. Contract terms contain a variety of durations and commission percentages based on dollar sales and volume of referrals.

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2006

NOTE A    Summary of Significant Accounting Policies [continued]

     The Company established and published a policy which allows customers to return most purchased items within 15 days of order for a full refund. All returns or exchanges must be accompanied by an original invoice or sales receipt. The Company will pay for return shipping costs if the return is a result of Company error. As of September 30, 2006, the Company had transactions totaling $2,163 within the 15 day return period. No allowance for returns has been recorded as of September 30, 2006.

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

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2006

NOTE A    Summary of Significant Accounting Policies [continued]

     Stock Based Compensation

     The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," and applies APB Opinion 25, "Accounting for Stock Issued to Employees," to stock options granted. Currently, there are no stock-based compensation or option plans in place.

     Selling, General and Administrative Expense

     Selling general and administrative expenses consist of the following major components:


            Description                            2006            2005
            Advertising and Promotion           $ 20,235        $ 22,419
            Consulting and Professional Fees     158,087         167,970
            Office and Telephone                  17,883          42,614
            Other Expenses                        48,694          55,806
                                               ---------        --------
              Total Expenses                   $ 244,899        $288,809


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

     On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005.

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2006

NOTE A    Summary of Significant Accounting Policies [continued]

     Impact of New Accounting Pronouncements [continued]

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

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2006

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

     According to the dividend rights, the Company paid dividends valued at $32,000 during the year. No dividends are in arrears as of the balance sheet date. All dividends were paid in cash except for $12,000, which was paid "in-kind" with the Company's inventory. In-kind dividends were accounted for using fair-market values on the dates of transfer. Also $15,000 of the dividends were paid in the form of the Company's common stock of which $5,000 were prepaid.

     In December 2005 the Company issued 300,000 shares of its unregistered restricted common stock to an individual. Fifty percent of these shares were issued for services performed during the year ended September 30, 2005 and fifty percent of these shares were issued for services to be rendered in the fiscal year ending September 30, 2006. Management valued these shares at the fair-market value on the date of the Board's resolution, amounting to $0.32 per share, or $96,000. This compensation expense was recognized in the period that the services were rendered. Specifically, $48,000 was recognized as general and administrative expense for the services performed during fiscal year 2005, and $48,000 has been recognized during the fiscal year 2006.

     In June 2006, the Company issued 305,000 shares of "unregistered" and "restricted" common stock for cash of $76,250, or $0.25 per share. The purchase price was discounted due to the restricted nature of the shares.

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2006


     During 2006 the Board of Directors approved the issuance of 42,858 "unregistered" and "restricted" shares of its common stock at $.35 per share in lieu of $15,000 in total dividends due to two shareholders on Series A Preferred Stock for the quarters commencing July 1, 2006, October 1, 2006 and January 1, 2007.

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


           Deferred Tax Assets                       Balance     Tax     Rate
          Loss Carryforward (expires through 2025) (446,484) $(156,269)  35%
          Valuation Allowance                                  156,269
                                                             ---------
            Deferred Tax Asset                               $       -

      The valuation allowance has increased $68,230 from $88,039 as of September 30, 2005.

      Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

                                        Years ended September 30,
                                              2006                  2005
          Federal statutory rate              35.0%                 35.0%
            Effect of:
             State income taxes                0.0%                  0.0%
              Change in valuation allowance,
              Federal and State; and other   -35.0%                -35.0%
                                             -----                 -----
            Effective tax rate                 0.0%                  0.0%
                                             =====                 =====

     NOTE D    Property

     During September 2004, the Company purchased a building. The building was not placed in service as of September 30, 2006, and therefore, no depreciation is recorded for this asset or the improvements made thereon in the current year.

     The major classes of assets as of the balance sheet date are as follows:

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2006


                                       Accumulated
        Asset Class          Cost       Depr/Amort     Net Book  Method/Life
        Building Improvements $346,590    $        0     $346,590      n/a
        Building               245,015             0      245,015      n/a
        Cigar Equipment          3,000        (2,241)         759     SL/5
        Computer Equipment      10,588        (8,496)       2,092     SL/5
        Display Equipment       19,995       (12,853)       7,142     SL/7
                              --------    ----------     --------
        Total                 $625,188    $  (23,590)    $601,598
                              ========    ==========     ========

     Depreciation expense was $5,370 and $5,491, for the years ended September 30, 2006 and 2005, respectively.

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

NOTE F    Subsequent Events

     Subsequent to the financial statement date, the Company placed in service its new retail building.

     On December 11, 2006, the Board of Directors unanimously consented to appoint Christopher Ebersole as the Chief Financial Officer, to serve until the next annual meeting of the Company's Board of Directors or his prior resignation or termination. At the same time, the Board of Directors unanimously resolved to issue 300,000 "unregistered" and "restricted" shares of the Company's common stock to Mr. Ebersole in consideration of past services rendered October through December 2006 and a signing bonus. These shares have not yet been formally issued and have not been included in the financial statements with regards to the number of outstanding shares, or loss per share calculations.

NOTE G    Related Party Transactions

     During the current year, the Company paid a shareholder, who also operates a radio program, approximately $4,500 for advertising and promotion. There are no outstanding balances due to or from this party as of September 30, 2006.

     The Company paid a shareholder consulting fees throughout the year in the amount of $45,290. There are no outstanding balances due to or from this party as of September 30, 2006.

     The Company paid a shareholder for the utilization and rental of office space, which is personally owned by the shareholder, in the amount of $500 per month and consulting fees of $5,301. There are no outstanding balances due to or from this party as of September 30, 2006.

     Our President, Robert B. Lees, is a director, executive officer and stockholder of Rainmaker Products and Consulting, which represents Zaldiva's products to the U. S. military and Native American groups. Rainmaker receives a commission of $1.00 per cigar and 10% on Company accessories that it sells to these purchasers. For the current fiscal year, total commissions paid to Rainmaker have been less than $1,000.

     During the current year, a stockholder contributed inventory to the Company, valued at $12,000. The Company valued these contributions using fair-market values on the dates of transfer. No amounts are due to this stockholder as of the balance sheet date.

                          ZALDIVA, INC.
                  Notes to Financial Statements
                        September 30, 2006


     In December 2005 the Company issued 300,000 shares of its unregistered restricted common stock to an individual. Fifty percent of these shares were issued for services performed during the year ended September 30, 2005 and fifty percent of these shares were issued for services to be rendered in the fiscal year ending September 30, 2006. Management valued these shares at the fair-market value on the date of the Board's resolution, amounting to $0.32 per share, or $96,000. This compensation expense will be recognized in the period that the services are rendered. Specifically, $48,000 was recognized as general and administrative expense for the services performed during fiscal year 2005, and $48,000 has been recognized during the fiscal year 2006.

NOTE H    Liquidity/ Going Concern

     The Company has experienced recurring losses. Financing for the Company's activities to date has been provided primarily by its operations and by the issuance of stock. Management anticipates that the opening of its retail store (see Note F) will increase its ability to attain profitable operations. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as a going concern. Should management be unsuccessful in its activities, the Company may experience material adverse effects.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     There are have been no changes in our independent accountants during the past two fiscal years or any disagreements with independent accountants on accounting and financial disclosure.

Item 8(a).  Controls and Procedures.
------------------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Treasurer, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

Item 8(b).  Other Information.
------------------------------

     On December 16, 2006, we opened our retail outlet at 331 East Commercial Boulevard in Fort Lauderdale, Florida.

     Also on December 11, 2006, we appointed Christopher Ebersole as our Chief Financial Officer and our Board of Directors unanimously resolved to issue 300,000 "unregistered" and "restricted" shares of our common stock to Mr.Ebersole for services rendered October through December 2006 and a signing bonus.

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

     Christopher Ebersole      CFO            12/11/06         *


               * These persons presently serve in the capacities indicated.

     Business Experience.
     --------------------

Robert B. Lees. Mr. Lees, age 58, is a graduate of the U.S. Naval Academy. He served as an Officer in the Marine Corps, both overseas and domestically. After transferring to the active Reserves, he joined the DuPont Company, where he managed the Southeastern Region. He took the region from last to first in the acrylic sheet division for sales and service. He then became part owner and general manager of a wood laminating operation in Orlando, Florida. Upon the sale of the business, he joined Merrill Lynch in the Private Client Group and became an assistant Vice President. He has since consulted to a Florida-based investor relations firm, and served as President and Chief Operating Officer of two start-up companies, as well as his current position.

John A. Palmer, Jr. Mr. Palmer is 67 years old. He is a graduate of the University of Wisconsin, where he received a BS in Mathematics and Physics and an MS in Education and Counseling. He has continued his education throughout his life and has completed multiple workshops in Electromechanical Automation, Electromechanical Systems, Vacuum Technology, Vacuum and RF Power and Semiconductor Manufacturing Processes. He was a presenter for Basic Troubleshooting and Electromechanical Devices at the Intel/MATEC Summer Institute, Arizona as well as for the transducers Workshop in Orlando, Florida and the Rockwell automation PLC Workshop in Michigan. Since 1969, Mr. Palmer has served as a Professor of Electricity, Industrial Electronics, Manufacturing Electronics and Mathematics at the Central Arizona College in Coolidge, Arizona. In addition, he has been involved in Summer Faculty Internships at Motorola and Intel, both in Phoenix, Arizona.

Jeremy I. van Coller. Mr. Van Coller, age 27, is a graduate of Kloof High School (Kwa Zulu Natal, Kloof, South Africa) where his line of studies included Technical Drawing (architectural renderings), Biology, Advanced Mathematics, English and Afrikaans. He continued his education by attending the Academy of Learning (Kwa Zulu Natal, Pinetown, South Africa) where he studied Marketing, Management and Computer Science for approximately one year prior to moving to the United States. Mr. Van Coller worked as a computer sales person in South Africa during and after attending the Academy. Over the past two years, he served as an Assistant to the Network Administrator for various South Florida Internet service providers, where he handled domain name servers, mail servers, BSDI and Cobalt servers. Mr. van Coller currently serves as a Computer Technician Consultant handling personal computer repair and construction, hardware and software troubleshooting and some web design, in addition to being the current Network Administrator for Zaldiva, Inc. Mr. van Coller is a collector and as such, has an extensive knowledge of comic books and related movies and merchandise.

Christopher Ebersole.   Mr. Ebersole, age 39, is a graduate of S.C.C.C., where
he received his AS in business. He has also attended Florida Atlantic University, where he studied finance. Mr. Ebersole has extensive experience in financial management and general management, including 15 years in senior management positions. Prior to joining Zaldiva, Inc., he was a former licensed investment professional and has worked closely with numerous public companies. With a broad base of experience in leadership, management, finance, auditing, sales, marketing, product development, and human resources, Mr. Ebersole brings a wide view to financial management. A true finance entrepreneur, he has founded a Web Development and IT Consulting company.

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
     -----------------------------------------------------------------
     Robert B.
     Lees,
     President,   9/30/06    0     0     0     0      0     0   0
     Chairman,    9/30/05    0     0     0     0      0     0   0
     CEO and      9/30/04    0     0     0     0      0     0   0
     Director

     John A.
     Palmer, Jr.  9/30/06    0     0     0     0      0     0   0
     Secretary    9/30/05    0     0     0     0      0     0   0
     and Director 9/30/04    0     0     0     0      0     0   0

     Jeremy Van   9/30/06    0     0     0     0      0     0   0
     Coller,      9/30/05    0     0     0     0      0     0   0
     Director     9/30/04    0     0     0     0      0     0   0


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

     Item 11. Security Ownership of Certain Beneficial Owners and Management.
              ---------------------------------------------------------------

          The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the Annual Report:

                          DIRECTORS AND EXECUTIVE OFFICERS
                          --------------------------------

                                       Number of Shares      Percentage of
     Name and Address                 Beneficially Owned        of Class
     ----------------                 ------------------        --------
     Robert B. Lees                     500,000                   7.3%
     110 Wood Lane
     Delray Beach, Florida 33444

     John A. Palmer, Jr.                607,000                   8.8%
     3422 E. Randolph Road
     Coolidge, Arizona 85222

     Jeremy Van Coller                  599,630                   8.7%
     7448 NW 49th Place
     Lauderhill, Florida 33319          ---------                -------

     Directors and executive          1,706,630                  24.8%
     officers as a group (3 persons)

                              FIVE PERCENT STOCKHOLDERS
                              -------------------------

                                 Number of Shares               Percentage
     Name and Address           Beneficially Owned               of Class
     ----------------           ------------------               --------
     Robert B. Lees                 500,000                        7.3%
     110 Wood Lane
     Delray Beach, Florida 33444

     John A. Palmer, Jr.            607,000                        8.8%
     3422 E. Randolph Road
     Coolidge, Arizona 85222

     Jeremy Van Coller              599,630                        8.7%
     7448 NW 49th Place
     Lauderhill, Florida 33319

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

     Item 12. Certain Relationships and Related Transactions.
              -----------------------------------------------

          The following are the only material transactions between Zaldiva and any director, executive officer, five percent stockholder or promoter or founder of Zaldiva:

     During the current year, the Company paid a shareholder, who also operates a radio program, approximately $4,500 for advertising and promotion. There are no outstanding balances due to or from this party as of September 30, 2006.

     The Company paid a shareholder consulting fees throughout the year in the amount of $45,290. There are no outstanding balances due to or from this party as of September 30, 2006.

     The Company paid a shareholder for the utilization and rental of office space, which is personally owned by the shareholder, in the amount of $500 per month and consulting fees of $5,301. There are no outstanding balances due to or from this party as of September 30, 2006.

     Our President, Robert B. Lees, is a director, executive officer and stockholder of Rainmaker Products and Consulting, which represents Zaldiva's products to the U. S. military and Native American groups. Rainmaker receives a commission on cigars and accessories that it sells to these purchasers. For the current fiscal year, total commissions paid to Rainmaker have been less than $1,000.

     During the current year, a stockholder contributed inventory to the Company, valued at $12,000. The Company valued these contributions using fair-market values on the dates of transfer. No amounts are due to this stockholder as of the balance sheet date.

     In December 2005 the Company issued 300,000 shares of its unregistered restricted common stock to an individual. Fifty percent of these shares were issued for services performed during the year ended September 30, 2005 and fifty percent of these shares were issued for services to be rendered in the fiscal year ending September 30, 2006. Management valued these shares at the fair-market value on the date of the Board's resolution, amounting to $0.32 per share, or $96,000. This compensation expense will be recognized in the period that the services are rendered. Specifically, $48,000 was recognized as general and administrative expense for the services performed during fiscal year 2005, and $48,000 has been recognized during the fiscal year 2006.

     Item 13. Exhibits and Reports on Form 8-K.
              ---------------------------------

     Reports on Form 8-K.
     --------------------

          None.

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

     Item 14.  Principal Accountant Fees and Services.
               ---------------------------------------

          The following is a summary of the fees billed to the Company by its principal accountants during the calendar years ended September 30, 2006, and September 30, 2005:

          Fee category                      2006           2005
          ------------                      ----           ----

          Audit fees                        $28,842        $19,514

          Audit-related fees                $     0        $     0

          Tax fees                          $   640        $   794

          All other fees                    $     0        $     0

          Total fees                        $29,482        $20,308

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


     Date: 12/28/2006                         By: /s/ Robert B. Lees
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

     Date: 12/28/2006                              /s/ Robert B. Lees
           ----------                              ------------------------
                                                   Robert B. Lees, Director
                                                   and President


     Date: 12/28/2006                              /s/ John A. Palmer Jr.
           ----------                              ------------------------
                                                   John A. Palmer, Jr.,
                                                   Director, Secretary and
                                                   Treasurer