Form 10QSB
period 2006-12-31
ZALDIVA INC
filed 2007-02-14
CIK 1168325

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________  to____________

                        Commission File No. 000-49652

                                ZALDIVA, INC.
                                -------------
          (Name of Small Business Issuer as specified in its Charter)


           FLORIDA                                 65-0773383
           -------                                 ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                      331 East Commercial Blvd.
                Ft. Lauderdale, FL 33334
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

                             December 31, 2006

                                 7,167,858

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

                          ZALDIVA, INC.
                          Balance Sheet
                        December 31, 2006

ASSETS
  Current Assets
    Cash                                                $    26,827
    Inventory                                                73,442
                                                        -----------
      Total Current Assets                                  100,269

  Property, and Equipment, net                              626,090

                                                        -----------
TOTAL ASSETS                                            $   726,359
                                                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts Payable                                    $    13,933
    Accrued Dividends Payable                                 3,000
                                                        -----------
      Total Current Liabilities                              16,933
                                                        -----------
        Total Liabilities                                    16,933

Stockholders' Equity
  Preferred Stock $.001 par value
    authorized 20,000,000; 800,000 issued;
    liquidation value of $1.00 per share                        800
  Common Stock $.001 par value
    authorized 50,000,000 shares; issued
    and outstanding 7,167,858                                 7,168
  Additional Paid-in Capital                              1,368,784
  Accumulated Deficit                                      (667,326)
                                                          ---------
    Total Stockholders' Equity                              709,426
                                                          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 726,359
                                                          =========


          See accompanying notes to financial statements

                         ZALDIVA, INC.
                    Statements of Operations
        For the three months ended December 31, 2006 and 2005

                                            2006             2005
Revenues
Product Sales                           $   23,851         $   18,243
Internet Services                            3,784              3,805
                                        ----------         ----------
Total Revenues                              27,635             22,048

Cost of Goods Sold                          13,584             11,591
                                        ----------         ----------
Gross Profit                                14,051             10,457

Selling, General, and Administrative
Expenses                                   177,218             75,974
                                        ----------         ----------
Net Income (Loss) from Operations         (163,167)           (65,517)

Other Income
Interest Income                                477              2,530
                                        ----------         ----------
Total Other Income                             477              2,530

Net Income (Loss) Before Income Taxes     (162,690)           (62,987)

Provision for Income Taxes                       -                  -
                                        ----------         ----------
Net Income (Loss)                         (162,690)           (62,987)
Dividends on Preferred Stocks               (8,000)                 -
                                        ----------         ----------
Net Income Available to Common
Shareholders                            $ (170,690)        $  (62,987)
                                        ==========         ==========
Basic & Diluted Earnings/(Loss) Per
Common Share                            $    (0.02)        $    (0.01)
                                        ==========         ==========
Weighted Average Common Shares
Outstanding                              7,167,858          6,262,391
                                         =========          =========


         See accompanying notes to financial statements

                          ZALDIVA, INC.
                     Statements of Cash Flows
         For the three months ended December 31, 2006 and 2005

                                             2006               2005
Cash Flows From Operating Activities
Net Loss                                    $(162,690)         $(62,987)
Adjustments to reconcile net loss to net
cash flows from operating activities:
  Depreciation                                  5,326             1,343
  Stock issued for Services                   126,000            12,000
  Decrease in Accounts Receivable                   -               817
  (Increase)/Decrease in Prepaid Taxes            640                 -
  (Increase)/Decrease in Inventory              7,252             1,641
  Increase/(Decrease)in Unearned Revenue         (220)              550
  Increase/(Decrease) in Current Liabilities   (2,408)            3,361
                                            ---------          --------
Net Cash Provided by (Used in)
 Operating Activities                         (26,100)          (43,275)

Cash Flows From Investing Activities
Purchase of Assets                            (29,817)          (41,616)
                                            ---------          --------
Net Cash Used in Investing Activities         (29,817)          (41,616)

Cash Flows From Financing Activities
Preferred Dividends                            (3,000)           (2,000)
                                            ---------          --------
Net Cash Provided by Financing Activities     123,000            (2,000)

Net Increase (Decrease) in Cash               (58,917)          (86,891)

Beginning Cash Balance                         85,744           435,367
                                            ---------          --------
Ending Cash Balance                         $  26,827          $348,476
                                            =========          ========

Supplemental Disclosure Information
Cash paid during the quarter for interest   $    (477)         $      -
Cash paid during the year for income taxes  $       -          $      -
Inventory Given in lieu of Cash on
Preferred Dividends Paid with Inventory             -          $ (3,000)
Stock Issued for Services                   $       -          $    300
Stock Issuance for Inventory,
  Services and Payment of Current
  Liabilities                               $       -          $ 98,700

                         Zaldiva, Inc.
            Notes to Condensed Financial Statements
                       December 31, 2006





NOTE 1 - PRESENTATION BASIS

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities
     and Exchange Commission.   Certain information and disclosures normally
     included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2006.

NOTE 2 - ISSUANCE OF STOCK

     In December 2005 the Company issued 300,000 shares of its unregistered restricted common stock to an individual. Fifty percent of these shares were issued for services performed during the year ended September 30, 2005 and fifty percent of these shares were issued for services to be rendered in the fiscal year ending September 30, 2006. Management valued these shares at the fair-market value on the date of the Board's resolution, amounting to $0.32 per share, or $96,000. This compensation expense will be recognized in the period that the services are rendered. Specifically, $48,000 had been accrued for as of September 30, 2005 and recognized as general and administrative expense for the services performed during fiscal year 2005, $12,000 was recognized during the first quarter of the fiscal year 2006 and $36,000 was recognized over the next three quarters of fiscal year 2006.

   On December 11, 2006 the Board of Directors authorized issuance of 300,000 "unregistered" and "restricted" shares of common stock to newly appointed CFO Chris Ebersole for services rendered. Compensation expense was recorded at December 11, 2006 in the amount of $126,000, based on a closing share price of $.42 on the date authorized. The shares were not actually issued until February 8, 2007.

NOTE 2   Liquidity/Going Concern

   The Company has experienced recurring losses. Financing for the Company's activities to date has been provided primarily its operations and by the issuance of stock. If we are not able to sustain an operating profit, we expect that we will have to raise money again by selling shares of common stock or through loans. Financing for the Company's activities to date has been primarily provided by issuance of common or preferred stock for cash and for services. Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations.
----------------------

The Three Months Ended December 31, 2006 Compared to The Three Months Ended December 31, 2005.
------------------------

     During the quarterly period ended December 31, 2006, we received revenues of $27,635, as compared to revenues of $22,048 during the quarterly period ended December 31, 2005. In the 2006 period, product sales were $23,851 and service revenues were $3,784. In the 2005 period, $18,243 came from products and $3,805 came from our services sources. Costs of sales during these periods were $13,584 and $11,591 respectively.

     Operating expenses increased to $177,218 during the quarterly period ended December 31, 2006, from $75,974 in the year-ago period. The significant increase was mainly due to $126,000 stock-based compensation paid to our new CFO for services rendered. For the three months ended December 31, 2006, we had a loss of $162,690, as compared to a loss of $62,987 during the December 31, 2005, period.

Liquidity.
----------

     The Company had cash on hand of $26,827 at December 31, 2006. We believe that this cash on hand may not be sufficient to meet our expenses through the end of our 2007 fiscal year.

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

Item 3A(T).   Controls and Procedures.

Management's Annual Report on Internal Control over Financial Reporting.

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

Changes in Internal Control over Financial Reporting.

     There have been no changes in Internal Control over financial reporting during this period represented by this report.


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

     On December 11, 2006 the Board of Directors authorized issuance of 300,000 "unregistered" and "restricted" shares of common stock to newly appointed CFO Chris Ebersole for services rendered. Compensation expense was recorded at December 11, 2006 in the amount of $126,000, based on a closing share price of $.42 on the date authorized. The shares were not actually issued until February 8, 2007.

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