Form 10QSB
period 2007-03-31
ZALDIVA INC
filed 2007-05-16
CIK 1168325

                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007

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

                           ------------------------

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

                             March 31, 2007

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

Registrant.


                          ZALDIVA, INC.

                          Balance Sheet

                        March 31, 2007

   (unaudited)

ASSETS

  Current Assets

    Cash

                                         $    53,396

    Accounts Receivable

     -

    Inventory                                                64,321

                                                        -----------

      Total Current Assets                                  117,717

Property, and Equipment                                     678,881

Other Assets

             -

                                                        -----------

TOTAL ASSETS                                            $   796,598

                                                        ===========

LIABILITIES AND STOCKHOLDERS' Deficit

  Current Liabilities:

    Accounts Payable                                    $    30,420

    Accrued Dividends Payable                                     -

    Deferred Revenue                                    -

                                                        -----------

      Total Current Liabilities                              30,420

                                                        -----------

        Total Liabilities                                    30,420

Preferred Stock $.001 par value

    authorized 20,000,000; 800,000 issued;

    liquidation value of $1.00 per share

       941,176

Stockholders' Deficit

  Common Stock $.001 par value

    authorized 50,000,000 shares; issued

    and outstanding 7,167,858                                 7,168

Additional Paid-in Capital

                      651,833

Prepaid Dividends

             -

Accumulated Deficit                                        (833,999)

                                                          ---------

    Total Stockholders' Deficit                            (174,998)

                                                          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' Deficit               $ 796,598

                                                          =========

          See accompanying notes to financial statements

                               F-2


                         ZALDIVA, INC.

                    Statements of Operations

                         (Unaudited)

                                       For the three      For the Three

                                        Months Ended       Months Ended

                                         March 31,          March 31,

                                            2007             2006

Revenues

Product Sales                           $   33,187         $   14,907

Internet Services                            4,629              1,603

                                        ----------         ----------

Total Revenues                              37,816             16,509

Cost of Goods Sold                          21,840              8,910

                                        ----------         ----------

Gross Profit                                15,976              7,599

Operating Expense                           38,931             65,107

                                        ----------         ----------

Operating (Loss)                           (22,955)           (57,508)

Other Income                                    18              1,681

                                        ----------         ----------

Net Loss Before Income Taxes            $  (22,937)        $  (55,827)

Income Taxes                                     -                  -

                                        ----------         ----------

Net Loss                                $  (22,937)        $  (55,827)

                                        ==========         ==========

Net Loss Per Share                      $   (0.003)        $    (0.01)

                                        ==========         ==========

Weighted Average Common Shares

Outstanding                              7,167,858          6,520,000

                                         =========          =========

         See accompanying notes to financial statements

                               F-3


                         ZALDIVA, INC.

                    Statements of Operations

                         (Unaudited)

                                       For the  Six        For the Six

                                        Months Ended       Months Ended

                                         March 31,          March 31,

                                            2007             2006

Revenues

Product Sales                           $   57,027         $   33,149

Internet Services                            8,424              5,408

                                        ----------         ----------

Total Revenues                              65,451             38,557

Cost of Goods Sold                          35,424             20,406

                                        ----------         ----------

Gross Profit                                30,027             18,151

Operating Expense                          216,148            141,081

                                        ----------         ----------

Operating (Loss)                          (186,121)          (122,930)

Other Income                                   494              4,211

                                        ----------         ----------

Net Loss Before Income Taxes            $ (185,627)        $ (118,719)

Income Taxes                                     -                  -

                                        ----------         ----------

Net Loss                                $ (185,627)        $ (118,719)

                                        ==========         ==========

Net Loss Per Share                      $   (0.03)         $    (0.02)

                                        ==========         ==========

Weighted Average Common Shares

Outstanding                              7,049,177          6,389,780

                                         =========          =========

         See accompanying notes to financial statements

                               F-4


                          ZALDIVA, INC.

                     Statements of Cash Flows

                           (Unaudited)

                                       For the  Six        For the Six

                                        Months Ended       Months Ended

                                         March 31,          March 31,

                                            2007             2006

Cash Flows From Operating Activities:

Net Loss                                    $(185,627)        $(118,719)

Adjustments to reconcile net loss to net

cash flows from operating activities:

  Depreciation                                 10,313             2,685

  Stock issued for Services                   126,000            24,000

  Decrease (Increase) in Accounts Receivable        -               817

  Decrease (Increase) in Prepaid Taxes            640                 -

  Decrease (Increase) in Inventory             16,372             4,631

  Increase (Decrease) in Unearned Revenue        (219)            1,422

  Increase (Decrease) in Accounts Payable      11,080            (6,057)

                                            ---------          --------

Net Cash Flows from Operating Activities      (21,441)          (91,221)

Cash Flows From Investing Activities:

  Building Improvements                       (87,596)         (171,039)

                                            ---------          --------

Net Cash Flows from Investing Activities      (87,596)         (171,039)

Cash Flows From Financing Activities:

  Contributed capital                          76,250                 -

  Payment of preferred dividends                    -            (3,358)

                                            ---------          --------

Net Cash Provided by Financing Activities      76,250            (3,358)

Net Increase (Decrease) in Cash               (32,787)         (265,618)

Beginning Cash Balance                         86,183           435,367

                                            ---------          --------

Ending Cash Balance                         $  53,396          $169,749

                                            =========          ========

Supplemental Disclosure Information

Cash paid for interest                      $       -          $      -

Cash paid for income taxes                  $       -          $      -

Non-Cash Items

Preferred Dividends Paid with Inventory     $  (6,000)         $ (6,000)

Issuance of Common Stock for services and

Prepaid Expense                             $       -          $    300

Additional Paid-in Capital for Inventory

Contribution, Stock Issuance for Prepaid

Services and Accounts Payable               $  (6,000)         $101,092

                               F-5


                         Zaldiva, Inc.

            Notes to Condensed Financial Statements

                         March 31, 2007

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

     2005 and fifty percent of these shares were issued for services rendered in the fiscal year ending September 30, 2006.  Management valued these shares at the fair-market value on the date of the Board's resolution, amounting to $0.32 per share, or $96,000.  This compensation expense was recognized in the periods that the services were rendered.

     On December 11, 2006 the Board of Directors authorized issuance of

     300,000 "unregistered" and "restricted" shares of common stock to newly appointed CFO Chris Ebersole in consideration for services rendered October through December 2006 and a signing bonus.  Compensation expense was recorded at December 11, 2006 in the amount of $126,000, based on a closing share price of $.42 on the date authorized.  The shares were not actually issued until February 8, 2007.

NOTE 3 – GOING CONCERN

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations.

----------------------

For The Three Months Ended March 31, 2006 Compared to The Three Months

Ended March 31, 2005.

------------------------

     During the quarterly period ended March 31, 2007, we received total revenues of $37,816, of which $33,187 (87.8%) was derived from product sales and $4,629 (12.2%) came from internet services.  These figures compare to total revenues of $16,509 in the quarterly period ended March 31, 2006, of which $14,907 (90.3%) came from product sales and $1,603 (9.7%) from internet services.  Costs of sales during these periods were $21,840 and $8,909 respectively.  Both our increased revenues and increased costs of sales are due to our opening of our brick-and-mortar store in Oakland Park, Florida in November, 2006.  As a result of this increased visibility, we were able to more than double our sales of comics and collectibles from the amount sold in the first quarter of 2006.  At the same time, we purchased additional inventory for our store, which increased our cost of goods sold in the second quarter of 2007.

     Operating expenses decreased to $38,931 during the quarterly period ended

March 31, 2007, from $65,107 in the year-ago period.  This decrease is principally due to the completion of our brick-and-mortar location in Oakland Park, Florida in November, 2006.  As a result, in the second quarter of 2007, we no longer had expenses related to payment of contractors, the building permitting process and related construction costs.  For the three months ended March 31, 2007, we had a net loss of $22,937, as compared to a net loss of $55,827 during the March 31, 2006, period.

Liquidity.

----------

     The Company had cash on hand of $53,396 at March 31, 2007. We believe that this cash on hand may not be sufficient to meet our expenses through the end of our 2007 fiscal year.

     Based on our recent sales growth and operating history, we expect to achieve profitability no later than the second quarter of 2008.  Our revenues tend to increase significantly in the Thanksgiving to Christmas holiday season.  If we are not able to sustain an operating profit, we expect that we will have to raise money again by selling shares of common stock or through loans.

Financing for the Company's activities to date has been primarily provided by issuance of common or preferred stock for cash and for services.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

Off Balance Sheet Arrangements.

-------------------------------

     We have had no off balance sheet arrangements during the quarter ended

March 31, 2007.

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

Item 3(a)T.   Controls and Procedures.

Management's annual report on internal control over financial reporting.

------------------------------------------------------------------------

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

-----------------------------------------------------

     We have had no changes in our internal control over financial reporting during the quarter ended March 31, 2007.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

----------------------------------------

     On December 18, 2005, the Company issued 300,000 "unregistered" and

"restricted" shares of its common stock to Nicole Leigh van Coller in consideration of services rendered.  Fifty percent of these shares were issued for services performed during the year ended September 30, 2005, and the other fifty percent were issued for services rendered in the fiscal year ending September 30, 2006.  Management valued these shares at the fair market value on the date of the Board's resolution, amounting to $0.32 per share, or $96,000.  This compensation expense was recognized in the periods that the services were rendered.

     On December 11, 2006 the Board of Directors authorized issuance of

300,000 "unregistered" and "restricted" shares of common stock to newly appointed CFO Chris Ebersole in consideration for services rendered October through December 2006 and a signing bonus.  Compensation expense was recorded at December 11, 2006 in the amount of $126,000, based on a closing share price of $.42 on the date authorized.  The shares were not actually issued until February 8, 2007.

Use of Proceeds of Registered Securities.

-----------------------------------------

     We received no proceeds from the sale of registered securities during the quarter ended March 31, 2007.

Purchases of Equity Securities by Us and Affiliated Purchasers.

---------------------------------------------------------------

     We did not purchase any equity securities during the quarter ended March

31, 2007.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          (a)  None; not applicable.

          (b)  Nominating Committee.

     During the quarterly period ended March 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company's

Board of Directors.

Item 6.   Exhibits.

          31.1 302 Certification of Nicole Leigh van Coller

          31.2 302 Certification of Christopher R. Ebersole

          32   906 Certification


                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ZALDIVA, INC.

Date: 5/15/2007                             /s/Nicole Leigh van Coller

      ---------                             ------------------------

                                            Nicole Leigh Van Coller, President

Date: 5/15/2007                             /s/Christopher R. Ebersole

      ---------                             ------------------------

                                            Christopher R. Ebersole, Chief

                                            Financial Officer

Date: 5/16/2007                             /s/ Robert B. Lees

      ---------                             ------------------------

                                            Robert B. Lees, Director

Date: 5/15/2007                             /s/ John A. Palmer, Jr.

      ---------                             ------------------------

                                            John A. Palmer, Jr., Director