Form 10KSB/A
period 2006-09-30
ZALDIVA INC
filed 2007-05-25
CIK 1168325

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

     None; not applicable.  However, see the caption "Effect of Existing or

Probable Governmental Regulations on Business," below.

Effect of Existing or Probable Governmental Regulations on Business.

--------------------------------------------------------------------

     Zaldiva is subject to general business laws, rules and regulations,

as well as laws, rules and regulations relating to the Internet and e-

commerce.  These regulations may cover issues such as privacy, taxation,

intellectual property, content, consumer protection and products liability.

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

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated there under.  We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-

Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

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


     (3) Warrants for 305,000 "unregistered" and "restricted" shares of common stock were exercised at $0.25 per share.

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


In November, 2006, which is subsequent to the period covered by this Report, we opened our bricks-and-mortar location in Ft. Lauderdale, Florida.  As we establish our presence with this physical retail outlet, we expect that our sales of comics and collectibles will continue to increase, both in real terms and relative to the amount of income that is derived from internet services.

     Cost of goods sold decreased to $34,412 in the fiscal year ended

September 30, 2006, from $42,121 in the prior fiscal year.  As a percentage of revenues, cost of goods sold decreased from approximately 56.7% to approximately 44.3%, due to large purchases made from private collectors at discounted prices.  We expect that cost of goods sold will increase in future periods as sales increase from our bricks-and-mortar retail location.

     Due to the prior establishment of our web site, web site development costs decreased from $372 in 2005, to $93 in 2006.

       Our selling, general and administrative expenses decreased to $244,899 in fiscal 2006, from $288,809, in fiscal 2005.  Net loss totaled $368,119 for the year ended September 30, 2006, and net loss totaled $251,541 for the year ended September 30, 2005.

Liquidity.

----------

     Zaldiva had cash on hand of $85,745 at September 30, 2006.

     We had a loss of $368,119 in the year ending September 30, 2006, and a loss of $251,541 for September 30, 2005, we have now commenced our planned principal operations and are no longer in the development stage.

     During the fiscal year ended September 30, 2005, a portion of the

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

Company's ability to continue as a going concern.

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


                          ZALDIVA, INC.

                       FINANCIAL STATEMENTS

                        September 30, 2006

  [WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]


                         ZALDIVA, INC.

                       Table of Contents

                                                                Page

Report of Independent Registered Public Accounting Firm          1

Balance Sheet - September 30, 2006 (RESTATED)                    2

Statements of Operations for the years ended September 30,

2006 (RESTATED), and 2005                                        3

Statements of Stockholders' Equity for the years ended

September 30, 2006 (RESTATED) and 2005                           4

Statements of Cash Flows for the years ended September 30,

2006 (RESTATED) and 2005                                         5

Notes to Financial Statements                                 6-14


Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Zaldiva, Inc.

Ft. Lauderdale, Florida

We have audited the accompanying balance sheet of Zaldiva, Inc. as of

September 30, 2006 (RESTATED), and the related statements of operations,

stockholders'equity, and cash flows for the years ended September 30, 2006

(RESTATED) and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

30, 2006 (RESTATED), and the results of operations and cash flows for the years

endedSeptember 30, 2006 (RESTATED) and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Mantyla, McReynolds, LLC

December 15, 2006, except as to Notes A, B and I, which is as of May 22, 2007.

Salt Lake City, Utah


                          ZALDIVA, INC.

                          Balance Sheet

                        September 30, 2006 (RESTATED)

ASSETS

  Current Assets

    Cash - Note A                                       $    85,745

    Accounts Receivable - Note A                                  -

    Inventory - Note A                                       80,694

                                                        -----------

      Total Current Assets                                  166,439

  Property, and Equipment, net-Notes A & D                  601,598

  Other Assets

    Prepaid Expenses                                          5,640

                                                        -----------

TOTAL ASSETS                                            $   773,677

                                                        ===========

LIABILITIES AND STOCKHOLDERS' Deficit

  Current Liabilities:

    Accounts Payable                                    $    19,341

    Deferred Revenue - Note A                                   220

                                                        -----------

      Total Current Liabilities                              19,561

                                                        -----------

        Total Liabilities                                    19,561

Preferred Stock $.001 par value

    authorized 20,000,000; 800,000 issued;

    liquidation value of $1.00 per share                    941,176

Stockholders' Deficit-Note B

  Common Stock $.001 par value

    authorized 50,000,000 shares; issued

    and outstanding 6,867,858                                 6,868

  Additional Paid-in Capital                                443,884

  Accumulated Deficit                                      (637,812)

                                                          ---------

    Total Stockholders' Deficit                            (187,060)

                                                          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' Deficit               $ 773,677

                                                          =========

          See accompanying notes to financial statements


                         ZALDIVA, INC.

                    Statements of Operations

        For the years ended September 30, 2006 (RESTATED) and 2005

                                            2006 (RESTATED)    2005

Revenues

Product Sales                           $   56,537         $   60,356

Internet Services                           21,112             13,955

                                        ----------         ----------

Total Revenues                              77,649             74,311

Cost of Goods Sold                          34,412             42,121

                                        ----------         ----------

Gross Profit                                43,237             32,190

Web Site Development Costs                      93                372

Selling, General, and Administrative

Expenses                                   244,899            288,809

                                        ----------         ----------

Net Income (Loss) from Operations         (201,755)          (256,991)

Other Income (Expense)

Interest Income                              6,812              5,450

Interest Expense                          (173,176)                  -

                                        ----------         ----------

Total Other Income                        (166,364)             5,450

Net Income (Loss) Before Income Taxes     (368,119)          (251,541)

Provision for Income Taxes-Notes A & C           -                  -

                                        ----------         ----------

Net Income (Loss)                         (368,119)          (251,541)

Net Income Available to Common

Shareholders                            $ (368,119)        $ (266,541)

                                        ==========         ==========

Basic & Diluted Earnings/(Loss) Per

Common Share                            $    (0.06)        $    (0.04)

                                        ==========         ==========

Weighted Average Common Shares

Outstanding                              6,546,442          6,220,000

                                         =========          =========

         See accompanying notes to financial statements


                          ZALDIVA, INC.

                Statements of Stockholders' Equity

              For the years ended September 30, 2006 (RESTATED) and 2005

                              Number of

                                Shares       Common

                                Common       Stock

Balance, September 30, 2004   6,220,000      6,220

Net Loss for 2005

Additional Capital for

Inventory

Preferred Dividends

                              ---------   ----------

Balance, September 30, 2005   6,220,000      $ 6,220

                              =========   ==========

Net Loss for 2006

Inventory

Preferred Dividends

Stock Issuance                  647,858          648

                              ---------   ----------

Balance, September 30, 2006   6,867,858      $ 6,868

                              =========   ==========

[CONTINUED]

                          ZALDIVA, INC.

                Statements of Stockholders' Equity

              For the years ended September 30, 2006 (RESTATED) and 2005

Total

                               Additional    Accumulated Stockholders'

                             Paid-in Capital  Deficit       Deficit

Balance, September 30, 2004      236,280       (3,152)       239,348

Net Loss for 2005                            (251,541)      (251,541)

Additional Capital for

Inventory                          9,000                       9,000

Preferred Dividends                           (15,000)       (15,000)

                            ------------    ---------      ---------

Balance, September 30, 2005 $    245,280    $(269,693)     $ (18,193)

                            ------------    ---------      ---------

Net Income for 2006                          (368,119)      (368,119)

Additional Capital for

Inventory                         12,000                      12,000

Preferred Dividends                                                -

Stock Issuance                   186,604                     187,252

                            ------------    ---------      ---------

Balance, September 30, 2006 $    443,884    $(637,812)     $(187,060)

                            ============    =========      =========

          See accompanying notes to financial statements


                          ZALDIVA, INC.

                     Statements of Cash Flows

         For the years ended September 30, 2006 (RESTATED) and 2005

                                             2006 (RESTATED)   2005

Cash Flows From Operating Activities

Net Loss                                    $(368,119)        $(251,541)

Adjustments to reconcile net loss to net

cash flows from operating activities:

  Depreciation                                  5,370             5,491

  Non-cash interest expense                   173,176

  Stock issued for Services                    48,000

  Decrease in Accounts Receivable               1,265            (1,265)

  (Increase)/Decrease in Inventory              4,964           (44,045)

  (Increase) in Prepaid Expenses                    -              (640)

  Increase/(Decrease) in Current Liabilities   12,721            47,498

                                            ---------          --------

Net Cash Provided by (Used in)

 Operating Activities                        (122,623)         (244,502)

Cash Flows From Investing Activities

Purchase of Assets                           (293,249)          (59,240)

                                            ---------          --------

Net Cash Used in Investing Activities        (293,249)          (59,240)

Cash Flows From Financing Activities

Preferred Dividends                           (10,000)           (6,000)

Issued Stock for Cash                          76,250           300,000

                                            ---------          --------

Net Cash Provided by Financing Activities      66,250           294,000

Net Increase (Decrease) in Cash              (349,622)           (9,742)

Beginning Cash Balance                        435,367           445,109

                                            ---------          --------

Ending Cash Balance                         $  85,745          $435,367

                                            =========          ========

Supplemental Disclosure Information

Cash paid during the year for interest      $       -          $      -

Cash paid during the year for income taxes  $       -          $      -

Contributed Inventory                       $  12,000          $  9,000

Inventory Given in lieu of Cash on

Preferred Interest                          $ (12,000)         $ (9,000)

Stock Issued in lieu of Preferred Dividends $ (10,000)         $      -

Stock Issued for Prepaid Interests          $  (5,000)         $      -

Stock Issuance for Payment of Current

Liabilities                                 $ (48,000)         $      -

          See accompanying notes to financial statements


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


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

     As of the year ended September 30, 2006 there were 915,000 potentially dilutive shares resulting from the issuances of warrants.  Also, all of the 800,000 shares of Series A Preferred Stock were potentially dilutive since they had reached the passage of 12 months.  (See Note B.)

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


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


                          ZALDIVA, INC.

                  Notes to Financial Statements

                        September 30, 2006

NOTE A    Summary of Significant Accounting Policies [continued]

     Stock Based Compensation

     The Company has adopted only the disclosure provisions of Statement of

     Financial Accounting Standards No. 123, "Accounting for Stock Based

     Compensation," and applies APB Opinion 25, "Accounting for Stock Issued to Employees," to stock options granted.  Currently, there are no stock-

     based compensation or option plans in place.

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


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


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

     Company issued 300,000 shares of Series A 4% Preferred Stock having a par value of one mill ($0.001) per share, in consideration of gross proceeds of $300,000.  The preferred shares are being recorded as a liability, and the dividends are being accounted for as an interest expense.  The shares have the following rights:

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

          Company's common shares at a price equal to 85% of the average closing bid price of the common shares for the five trading days immediately preceding the conversion date. Consequently, the liabilty has been recorded at $941,176 on the balance sheet.  The difference between the face value and the carrying value has been recognized as interest expense.

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

     "restricted" common stock for Warrants that were exercised at $0.25 per share.


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

                                             =====                 =====

     NOTE D    Property

During September 2004, the Company purchased a small house on a parcel of land, on which it planned to construct a new retail building.  Building construction was not completed as of September 30, 2006, and therefore, no depreciation is recorded for this asset or the improvements made thereon in the current year.

     The major classes of assets as of the balance sheet date are as follows:

                               F-12


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


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

NOTE I    Restatement

The Company has restated its financial results for the year ended September 30, 2006, to correct certain errors that it has identified.  The impact of these adjustments on the Company’s financial results as previously reported is summarized below, along with a brief summary of the nature and amounts of the errors corrected:

      Year Ended September 30, 2006

                                       ---------------------------------------

Balance Sheet                         As Previously Reported

As Restated

ASSETS

  Current Assets

    Cash - Note A                              $    85,745

$    85,745

    Accounts Receivable - Note A                         -

    -

    Inventory - Note A                              80,694

     80,694

                                               -----------

-----------

      Total Current Assets                         166,439

    166,439

  Property, and Equipment, net-Notes A & D         601,598

    601,598

  Other Assets

    Prepaid Expenses                                   640

      5,640

                                                -----------

-----------

TOTAL ASSETS                                   $   768,677

$   773,677

                                                ===========

===========

LIABILITIES AND STOCKHOLDERS' Deficit

  Current Liabilities:

    Accounts Payable                           $    19,341

$    19,341

    Deferred Revenue - Note A                          220

  220

                                                -----------

-----------

      Total Current Liabilities                     19,561

     19,561

                                               -----------

-----------

        Total Liabilities                           19,561

     19,561

  Preferred Stock $.001 par value

    authorized 20,000,000; 800,000 issued;

    liquidation value of $1.00 per share               800

    941,176

  Stockholders' Deficit-Note B

  Common Stock $.001 par value

    authorized 50,000,000 shares; issued

    and outstanding 6,867,858                        6,868

      6,868

  Additional Paid-in Capital                     1,243,084

    443,883

  Prepaid Dividends                                 (5,000)

  -

  Accumulated Deficit                             (496,636)

   (637,811)

                                                  ---------

   ---------

    Total Stockholders' Deficit                    749,116

   (187,060)

                                                  ---------

   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' Deficit      $ 768,677

  $ 773,677

                                                  =========

   =========

    Year Ended September 30, 2006

                             ---------------------------------------

Statements of Operations           As Previously Reported

As Restated

Revenues

Product Sales                           $   56,537

    $   56,537

Internet Services                           21,112                  21,112

                                        ----------              ----------

Total Revenues                              77,649

        77,649

Cost of Goods Sold                          34,412                  34,412

                                        ----------              ----------

Gross Profit                                43,237                  43,237

Web Site Development Costs                      93                      93

Selling, General, and Administrative

Expenses                                   244,899                 244,899

                                        ----------              ----------

Net Income (Loss) from Operations         (201,755)               (201,755)

Other Income (Expense)

Interest Income                              6,812                   6,812

Interest Expense

             -

      (173,176)

                                        ----------              ----------

Total Other Income                           6,812                (166,364)

Net Income (Loss) Before Income Taxes     (194,943)               (368,119)

Provision for Income Taxes-Notes A & C           -                       -

                                        ----------              ----------

Net Income (Loss)                         (194,943)               (368,119)

Dividends on Preferred Stocks              (32,000)                      -

                                        ----------              ----------

Net Income Available to Common

Shareholders                            $ (226,943)             $ (368,119)

                                        ==========              ==========

Basic & Diluted Earnings/(Loss) Per

Common Share                            $    (0.03)             $    (0.06)

                                        ==========              ==========

Weighted Average Common Shares

Outstanding                              6,546,442               6,546,442

                                         =========               =========

    Year Ended September 30, 2006

                                       ---------------------------------------

Statements of Cash Flows

As Previously Reported    As Restated

Cash Flows From Operating Activities

Net Loss                                    $(194,943)

      $(368,119)

Adjustments to reconcile net loss to net

cash flows from operating activities:

  Depreciation                                  5,370                 5,370

  Non-cash interest expense

          -

        173,176

  Stock issued for Services                    48,000

         48,000

  Decrease in Accounts Receivable               1,265                 1,265

  (Increase)/Decrease in Inventory              4,964                 4,964

  (Increase) in Prepaid Expenses                    -                     -

  Increase/(Decrease) in Current Liabilities   12,721                12,721

                                            ---------              --------

Net Cash Provided by (Used in)

 Operating Activities                        (122,623)             (122,623)

Cash Flows From Investing Activities

Purchase of Assets                           (293,249)             (293,249)

                                            ---------              --------

Net Cash Used in Investing Activities        (293,249)             (293,249)

Cash Flows From Financing Activities

Preferred Dividends                           (10,000)              (10,000)

Issued Stock for Cash                          76,250                76,250

                                            ---------              --------

Net Cash Provided by Financing Activities      66,250                66,250

Net Increase (Decrease) in Cash              (349,622)             (349,622)

Beginning Cash Balance                        435,367               435,367

                                            ---------              --------

Ending Cash Balance                         $  85,745             $  85,745

                                            =========              ========

Supplemental Disclosure Information

Cash paid during the year for interest      $       -             $       -

Cash paid during the year for income taxes  $       -             $       -

Contributed Inventory                       $  12,000             $  12,000

Inventory Given in lieu of Cash on

Preferred Dividends                         $ (12,000)            $ (12,000)

Stock Issued in lieu of Preferred Dividends $ (10,000)            $ (10,000)

Stock Issued for Prepaid Dividends          $  (5,000)            $  (5,000)

Stock Issuance for Payment of Current

Liabilities                                 $ (48,000)            $ (48,000)

Previously the Company’s preferred stock was recorded as equity.

     Due to the fact that the shares are convertible into a variable amount of common shares at a fixed value of $941,176, the Company has reclassified the preferred shares as a liability, pursuant to

     Statement on Financial Accounting Standards No. 150. The

     difference in the value of the preferred stock and the liability

     ($141,176) has been recorded as interest expense. Also, the dividends paid on the preferred stock, totaling $32,000, which was originally recorded as dividends, has been reclassified as an interest expense.


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

                                              ZALDIVA, INC.

     Date:  5-25-07                           By: /s/ Nicole Leigh van Coller

           ----------                             ----------------------------

Nicole Leigh van Coller, Director  and President

          In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Date: 5-25-07                                 /s/ Nicole Leigh van Coller

           ----------                              ----------------------------

Nicole Leigh van Coller, Director and President

     Date:  5-25-07                                /s/ Christopher Ebersole

           ----------                              -------------------------

   Christopher Ebersole, Chief     Financial Officer

     Date:  5-25-07                                /s/ Robert Lees

           ----------                              ------------------------

                                                   Robert Lees, Director

     Date:  5-25-07                                 /s/ Jeremy van Coller

           ---------

                ----------------------

                     Jeremy van Coller, Director