Form 10QSB/A
period 2006-12-31
ZALDIVA INC
filed 2007-05-25
CIK 1168325

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

Registrant.


                          ZALDIVA, INC.

                          Balance Sheet

                        December 31, 2006 (RESTATED)

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

LIABILITIES AND STOCKHOLDERS' Deficit

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

Stockholders' Deficit

  Common Stock $.001 par value

    authorized 50,000,000 shares; issued

    and outstanding 7,167,858                                 7,168

  Additional Paid-in Capital                                569,583

  Accumulated Deficit                                      (808,501)

                                                          ---------

    Total Stockholders' Deficit                            (231,750)

                                                          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' Deficit               $ 726,359

                                                          =========

          See accompanying notes to financial statements

                               F-2


                         ZALDIVA, INC.

                    Statements of Operations

        For the three months ended December 31, 2006 (RESTATED) and 2005

                                            2006 (RESTATED)    2005

Revenues

Product Sales                           $   23,851         $   18,243

Internet Services                            3,784              3,805

                                        ----------         ----------

Total Revenues                              27,635             22,048

Cost of Goods Sold                          13,584             11,591

                                        ----------         ----------

Gross Profit                                14,051             10,457

Selling, General, and Administrative

Expenses                                   177,218             75,974

                                        ----------         ----------

Net Income (Loss) from Operations         (163,167)           (65,517)

Other Income (Expense)

Interest Income                                477              2,530

Interest Expense

              (8,000)

                                        ----------         ----------

Total Other Income                          (7,523)             2,530

Net Income (Loss) Before Income Taxes     (170,690)           (62,987)

Provision for Income Taxes                       -                  -

                                        ----------         ----------

Net Income (Loss)                         (170,690)           (62,987)

Net Income Available to Common

Shareholders                            $ (170,690)        $  (62,987)

                                        ==========         ==========

Basic & Diluted Earnings/(Loss) Per

Common Share                            $    (0.02)        $    (0.01)

                                        ==========         ==========

Weighted Average Common Shares

Outstanding                              7,167,858          6,262,391

                                         =========          =========

         See accompanying notes to financial statements

                               F-3


                          ZALDIVA, INC.

                     Statements of Cash Flows

         For the three months ended December 31, 2006 (RESTATED) and 2005

                                             2006 (RESTATED)     2005

Cash Flows From Operating Activities

Net Loss                                    $(170,690)         $(62,987)

Adjustments to reconcile net loss to net

cash flows from operating activities:

  Depreciation                                  5,326             1,343

  Non cash interest expense

      8,000                 -

  Stock issued for Services                   126,000            12,000

  Decrease in Accounts Receivable                   -               817

  (Increase)/Decrease in Prepaid Taxes            640                 -

  (Increase)/Decrease in Inventory              7,252             1,641

  Increase/(Decrease)in Unearned Revenue         (220)              550

  Increase/(Decrease) in Current Liabilities   (5,408)            3,361

                                            ---------          --------

Net Cash Provided by (Used in)

 Operating Activities                         (29,100)          (43,275)

Cash Flows From Investing Activities

Purchase of Assets                            (29,817)          (41,616)

                                            ---------          --------

Net Cash Used in Investing Activities         (29,817)          (41,616)

Cash Flows From Financing Activities

Preferred Interest                                  -            (2,000)

                                            ---------          --------

Net Cash Provided by Financing Activities           -            (2,000)

Net Increase (Decrease) in Cash               (58,917)          (86,891)

Beginning Cash Balance                         85,744           435,367

                                            ---------          --------

Ending Cash Balance                         $  26,827          $348,476

                                            =========          ========

Supplemental Disclosure Information

Cash paid during the quarter for interest   $    (477)         $      -

Cash paid during the year for income taxes  $       -          $      -

Inventory Given in lieu of Cash on

Preferred Interest Paid with Inventory              -          $ (3,000)

Stock Issued for Services                   $       -          $    300

Stock Issuance for Inventory,

  Services and Payment of Current

  Liabilities                               $       -          $ 98,700

                               F-4


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

NOTE 3   Liquidity/Going Concern

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

NOTE 4    Restatement

The Company has restated its financial results for the three months ended December 31, 2006, to correct certain errors that it has identified.  The impact of these adjustments on the Company’s financial results as previously reported is summarized below, along with a brief summary of the nature and amounts of the errors corrected:

                    For the three months ended December 31, 2006

                    --------------------------------------------

Balance Sheet

               As Previously Reported

As Restated

ASSETS

  Current Assets

    Cash                                    $    26,827

$    26,827

    Inventory                                    73,442

     73,442

                                            -----------

-----------

      Total Current Assets                      100,269

    100,269

  Property, and Equipment, net                  626,090

    626,090

                                            -----------

-----------

TOTAL ASSETS                                $   726,359

$   726,359

                                            ===========

===========

LIABILITIES AND STOCKHOLDERS' (Deficit)

  Current Liabilities:

    Accounts Payable                        $    13,933

      $    13,933

    Accrued Dividends Payable                     3,000

      3,000

                                            -----------

-----------

      Total Current Liabilities                  16,933

     16,933

                                            -----------

-----------

        Total Liabilities                        16,933

     16,933

Preferred Stock $.001 par value

    authorized 20,000,000; 800,000 issued;

    liquidation value of $1.00 per share            800

    941,176

Stockholders' (Deficit)

  Common Stock $.001 par value

    authorized 50,000,000 shares; issued

    and outstanding 7,167,858                     7,168

      7,168

  Additional Paid-in Capital                  1,368,784

    569,583

  Accumulated Deficit                          (667,326)

   (808,501)

                                              ---------

   ---------

    Total Stockholders' (Deficit)               709,426

   (231,750)

                                              ---------

   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' (Deficit) $ 726,359

         $ 726,359

                                              =========

         =========

                               For the three months ended December 31, 2006

                               --------------------------------------------

Statements of Operations

  As Previously Reported   As Restated

Revenues

Product Sales                           $   23,851         $   23,851

Internet Services                            3,784              3,784

                                        ----------         ----------

Total Revenues                              27,635             27,635

Cost of Goods Sold                          13,584             13,584

                                        ----------         ----------

Gross Profit                                14,051             14,051

Selling, General, and Administrative

Expenses                                   177,218            177,218

                                        ----------         ----------

Net Income (Loss) from Operations         (163,167)          (163,167)

Other Income

Interest Income                                477                477

Interest Expense

 -

        (8000)

                                        ----------         ----------

Total Other Income                             477             (7,523)

Net Income (Loss) Before Income Taxes     (162,690)          (170,690)

Provision for Income Taxes                       -                  -

                                        ----------         ----------

Net Income (Loss)                         (162,690)          (170,690)

Dividends on Preferred Stocks               (8,000)                 -

                                        ----------         ----------

Net Income Available to Common

Shareholders                            $ (170,690)        $ (170,690)

                                        ==========         ==========

Basic & Diluted Earnings/(Loss) Per

Common Share                            $    (0.02)        $    (0.02)

                                        ==========         ==========

Weighted Average Common Shares

Outstanding                              7,167,858          7,167,858

                                         =========          =========

                               For the three months ended December 31, 2006

                               --------------------------------------------

Statements of Cash Flows

As Previously Reported    As Restated

Cash Flows From Operating Activities

Net Loss                                    $(162,690)            $(170,690)

Adjustments to reconcile net loss to net

cash flows from operating activities:

  Depreciation                                  5,326                 5,326

  Non cash interest expense

    -                 8,000

  Stock issued for Services                   126,000               126,000

  Decrease in Accounts Receivable                   -                     -

  (Increase)/Decrease in Prepaid Taxes            640                   640

  (Increase)/Decrease in Inventory              7,252                 7,252

  Increase/(Decrease)in Unearned Revenue         (220)                 (220)

  Increase/(Decrease) in Current Liabilities   (2,408)               (5,408)

                                            ---------               --------

Net Cash Provided by (Used in)

 Operating Activities                         (26,100)              (29,100)

Cash Flows From Investing Activities

Purchase of Assets                            (29,817)              (29,817)

                                            ---------               --------

Net Cash Used in Investing Activities         (29,817)              (29,817)

Cash Flows From Financing Activities

Preferred Dividends                            (3,000)                    -

                                            ---------              --------

Net Cash Provided by Financing Activities     123,000                     -

Net Increase (Decrease) in Cash               (58,917)              (58,917)

Beginning Cash Balance                         85,744                85,744

                                            ---------              --------

Ending Cash Balance                         $  26,827             $  26,827

                                            =========              ========

Supplemental Disclosure Information

Cash paid during the quarter for interest   $    (477)             $   (477)

Cash paid during the year for income taxes  $       -              $      -

Inventory Given in lieu of Cash on

Preferred Dividends Paid with Inventory             -              $      -

Stock Issued for Services                   $       -              $      -

Stock Issuance for Inventory,

  Services and Payment of Current

  Liabilities                               $       -              $      -

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

     ($141,176) has been recorded as interest expense. Also, the dividends paid on the preferred stock, totaling $8,000, which was originally recorded as dividends, has been reclassified as an interest expense.


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


In November, 2006, we opened our bricks-and-mortar location in Ft. Lauderdale, Florida and this accounts for the increase in revenues over the prior year period.  As we establish our presence with this physical retail outlet, we expect that our sales of comics and collectibles will continue to increase, both in real terms and relative to the amount of income that is derived from internet services.

Costs of sales during the quarterly periods ended December 31, 2006, and 2005, were $13,584 and $11,591, respectively.  This increase is due to our increased inventory purchases in the 2006 period to stock our new retail location.  We expect that cost of goods sold will continue to increase in future periods as sales increase from our brick and mortar retail location.

     Operating expenses increased to $177,218 during the quarterly period ended December 31, 2006, from $75,974 in the year-ago period. The significant increase was mainly due to $126,000 stock-based compensation paid to our new

CFO for services rendered.  For the three months ended December 31, 2006, we had a loss of 170,690, as compared to a loss of $62,987 during the December

31, 2005, period.

Liquidity.

----------

     The Company had cash on hand of $26,827 at December 31, 2006. We believe that this cash on hand may not be sufficient to meet our expenses through the end of our 2007 fiscal year.

     Based on our recent sales growth and operating history, we expect to achieve profitability no later than the second quarter of 2008.  Our revenues tend to increase significantly in the Thanksgiving to Christmas holiday season.  If we are not able to sustain an operating profit, we expect that we will have to raise money again by selling shares of common stock or through loans.

Financing for the Company's activities to date has been primarily provided by issuance of common or preferred stock for cash and for services.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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


                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ZALDIVA, INC.

Date:  5-25-07                          By: /s/ Nicole Leigh van Coller

      ---------                             ---------------------------

                                            Nicole Leigh van Coller, Director

                                            and President

Date:  5-25-07                              /s/ Christopher Ebersole

      ---------                             ------------------------

                                            Christopher Ebersole,

  Chief Financial Officer

Date:  5-25-07                              /s/ Robert Lees

      ---------                             ---------------

                                            Robert Lees, Director

Date:   5-25-07                             /s/ Jeremy van Coller

       ---------

  ----------------------

  Jeremy van Coller, Director