Form 10KSB/A
period 2006-09-30
ZALDIVA INC
filed 2007-07-12
CIK 1168325

             U. S. Securities and Exchange Commission

                     Washington, D. C.  20549

                            FORM 10-KSB-A2

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

     (3) Warrants for 305,000 "unregistered" and "restricted" shares of common stock were exercised at $0.25 per share.

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

       Our selling, general and administrative expenses decreased to $244,899 in fiscal 2006, from $288,809, in fiscal 2005.  Net loss totaled $226,943 for the year ended September 30, 2006, and net loss totaled $319,482 for the year ended September 30, 2005.

Liquidity.

----------

     Zaldiva had cash on hand of $85,745 at September 30, 2006.

     We had a loss of $226,943 in the year ending September 30, 2006, and a loss of $319,482 for September 30, 2005, we have now commenced our planned principal operations and are no longer in the development stage.

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

                          ZALDIVA, INC.

                       FINANCIAL STATEMENTS

                        September 30, 2006

  [WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]


                         ZALDIVA, INC.

                       Table of Contents

                                                                Page

Report of Independent Registered Public Accounting Firm          1

Balance Sheet - September 30, 2006 (RESTATED)                    2

Statements of Operations for the years ended September 30,

2006 (RESTATED), and 2005 (RESTATED)                             3

Statements of Stockholders' Equity for the years ended

September 30, 2006 (RESTATED) and 2005 (RESTATED)                4

Statements of Cash Flows for the years ended September 30,

2006 (RESTATED) and 2005 (RESTATED)                               5

Notes to Financial Statements                                 6-14


Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Zaldiva, Inc.

Ft. Lauderdale, Florida

We have audited the accompanying balance sheet of Zaldiva, Inc. as of

September 30, 2006 (RESTATED), and the related statements of operations,

stockholders'equity, and cash flows for the years ended September 30, 2006

(RESTATED) and 2005 (RESTATED). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

30, 2006 (RESTATED), and the results of operations and cash flows for the years

endedSeptember 30, 2006 (RESTATED) and 2005 (RESTATED), in conformity with accounting principles generally accepted in the United States of America.

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

/s/Mantyla, McReynolds, LLC

December 15, 2006, except as to Notes A, B and I, which are as of June 15, 2007.

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

Preferred Stock $.001 par value

    authorized 20,000,000; 800,000 issued;

    liquidation value of $1.00 per share                    941,176

  -----------

Total Current Liabilities                                   960,737

                                                        -----------

        Total Liabilities                                   960,737

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

                                                          =========

          See accompanying notes to financial statements


                         ZALDIVA, INC.

                    Statements of Operations

        For the years ended September 30, 2006 (RESTATED) and 2005 (RESTATED)

                                            2006 (RESTATED)    2005 (RESTATED)

Revenues

Product Sales                           $   56,537         $   60,356

Internet Services                           21,112             13,955

                                        ----------         ----------

Total Revenues                              77,649             74,311

Cost of Goods Sold                          34,412             42,121

                                        ----------         ----------

Gross Profit                                43,237             32,190

Web Site Development Costs                      93                372

Selling, General, and Administrative

Expenses                                   244,899            288,809

                                        ----------         ----------

Net Income (Loss) from Operations         (201,755)          (256,991)

Other Income (Expense)

Interest Income                              6,812              5,450

Interest Expense                           (32,000)           (67,941)

                                        ----------         ----------

Total Other Income                         (25,188)           (62,491)

Net Income (Loss) Before Income Taxes     (226,943)          (319,482)

Provision for Income Taxes-Notes A & C           -                  -

                                        ----------         ----------

Net Income (Loss)                         (226,943)          (319,482)

Net Income Available to Common

Shareholders                            $ (226,943)        $ (319,482)

                                        ==========         ==========

Basic & Diluted Earnings/(Loss) Per

Common Share                            $    (0.03)        $    (0.05)

                                        ==========         ==========

Weighted Average Common Shares

Outstanding                              6,546,442          6,220,000

                                         =========          =========

         See accompanying notes to financial statements


                          ZALDIVA, INC.

                Statements of Stockholders' Equity

For the years ended September 30, 2006 (RESTATED) and 2005 (RESTATED)

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

                              =========   ==========

[CONTINUED]

                          ZALDIVA, INC.

                Statements of Stockholders' Equity

     For the years ended September 30, 2006 (RESTATED) and 2005 (RESTATED)

Total

                               Additional    Accumulated Stockholders'

                             Paid-in Capital  Deficit       Deficit

Balance, September 30, 2004      236,280      (91,387)       151,113

Net Loss for 2005                            (319,482)      (319,482)

Additional Capital for

Inventory                          9,000                       9,000

                            ------------    ---------      ---------

Balance, September 30, 2005 $    245,280    $(410,869)     $(159,369)

                            ------------    ---------      ---------

Net Income for 2006                          (226,943)      (226,943)

Additional Capital for

Inventory                         12,000                      12,000

Preferred Dividends                                                -

Stock Issuance                   186,604                     187,252

                            ------------    ---------      ---------

Balance, September 30, 2006 $    443,884    $(637,812)     $(187,060)

                            ============    =========      =========

          See accompanying notes to financial statements


                          ZALDIVA, INC.

                     Statements of Cash Flows

         For the years ended September 30, 2006 (RESTATED) and 2005 (RESTATED)

                                             2006 (RESTATED)   2005 (RESTATED)

Cash Flows From Operating Activities

Net Loss                                    $(226,943)        $(319,482)

Adjustments to reconcile net loss to net

cash flows from operating activities:

  Depreciation                                  5,370             5,491

  Noncash Interest Expense                     22,000            61,941

  Stock Issued for Services                    48,000                 -

  Decrease in Accounts Receivable               1,265            (1,265)

  (Increase)/Decrease in Inventory              4,964           (44,045)

  (Increase) in Prepaid Expenses                    -              (640)

  Increase/(Decrease) in Current Liabilities   12,721            47,498

                                              ---------          --------

Net Cash Provided by (Used in)

 Operating Activities                        (132,623)         (250,502)

Cash Flows From Investing Activities

Purchase of Assets                           (293,249)          (59,240)

                                            ---------          --------

Net Cash Used in Investing Activities        (293,249)          (59,240)

Cash Flows From Financing Activities

Issued Stock for Cash                          76,250           300,000

                                            ---------          --------

Net Cash Provided by Financing Activities      76,250           300,000

Net Increase (Decrease) in Cash              (349,622)           (9,742)

Beginning Cash Balance                        435,367           445,109

                                            ---------          --------

Ending Cash Balance                         $  85,745          $435,367

                                            =========          ========

Supplemental Disclosure Information

Cash paid during the year for interest      $       -          $      -

Cash paid during the year for income taxes  $       -          $      -

Contributed Inventory                       $  12,000          $  9,000

Inventory Given in lieu of Cash on

Stock Issued in lieu of Preferred Dividends $ (10,000)         $      -

Stock Issued for Prepaid Interest           $  (5,000)         $      -

Stock Issuance for Payment of Current

Liabilities                                 $ (48,000)         $      -

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

     Company issued 300,000 shares of Series A 4% Preferred Stock having a par value of one mill ($0.001) per share, in consideration of gross proceeds of $300,000.  The preferred shares are being recorded as a liability, and the dividends are being accounted for as interest expense.  The shares have the following rights:

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

          Company's common shares at a price equal to 85% of the average closing bid price of the common shares for the five trading days immediately preceding the conversion date. Consequently, the liability has been recorded at $941,176 on the balance sheet.  The difference between the face value and the carrying value has been

recognized as interest expense, with $88,235 and $52,941 being                                                    recognized in fiscal years 2004 and 2005, respectively.

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

                                             =====                 =====

     NOTE D    Property

During September 2004, the Company purchased a small building on a parcel of land, on which it planned to construct a new retail building.  The retail building was not available and ready for use as of September 30, 2006.  The building’s construction was not fully completed, nor had the company received the sign off on city permits and approvals or any certificate of occupancy as of September 30, 2006.  Therefore, no depreciation is recorded for this asset or the improvements made thereon in the current year.

As of November 2006, all construction, sign off on permits and approvals were completed and we received our certificate of occupancy.  Thus, the retail building was available and ready for use as of November 2006.

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

      Year Ended September 30, 2006

                                       ---------------------------------------

Balance Sheet                         As Originally Reported

As Restated

                                      On 10-KSB

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

  220

    Liability for Preferred Stock

      $.001 par value, authorized 20,000,000;

      800,000 issued; liquidation value of

      $1.00 per share                                                 941,176

                                                -----------

-----------

      Total Current Liabilities                     19,561

    960,737

                                               -----------

-----------

        Total Liabilities                           19,561

    960,737

  Preferred Stock $.001 par value

    authorized 20,000,000; 800,000 issued;

    liquidation value of $1.00 per share               800

          -

  Stockholders' Deficit-Note B

  Common Stock $.001 par value

    authorized 50,000,000 shares; issued

    and outstanding 6,867,858                        6,868

      6,868

  Additional Paid-in Capital                     1,243,084

    443,884

  Prepaid Dividends                                 (5,000)

  -

  Accumulated Deficit                             (496,636)

   (637,812)

                                                  ---------

   ---------

    Total Stockholders' Deficit                    749,116

   (187,060)

                                                  ---------

   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' Deficit      $ 768,677

  $ 773,677

                                                  =========

   =========

    Year Ended September 30, 2006

                             -----------------------------------

Statements of Operations           As Originally Reported

As Restated

                                      On Form 10-KSB

Revenues

Product Sales                           $   56,537

    $   56,537

Internet Services                           21,112                  21,112

                                        ----------              ----------

Total Revenues                              77,649

        77,649

Cost of Goods Sold                          34,412                  34,412

                                        ----------              ----------

Gross Profit                                43,237                  43,237

Web Site Development Costs                      93                      93

Selling, General, and Administrative

Expenses                                   244,899                 244,899

                                        ----------              ----------

Net Income (Loss) from Operations         (201,755)               (201,755)

Other Income (Expense)

Interest Income                              6,812                   6,812

Interest Expense

             -

       (32,000)

                                        ----------              ----------

Total Other Income                           6,812                 (25,188)

Net Income (Loss) Before Income Taxes     (194,943)               (226,943)

Provision for Income Taxes-Notes A & C           -                       -

                                        ----------              ----------

Net Income (Loss)                         (194,943)               (226,943)

Dividends on Preferred Stocks              (32,000)                      -

                                        ----------              ----------

Net Income Available to Common

Shareholders                            $ (226,943)             $ (226,943)

                                        ==========              ==========

Basic & Diluted Earnings/(Loss) Per

Common Share                            $    (0.03)             $    (0.03)

                                        ==========              ==========

Weighted Average Common Shares

Outstanding                              6,546,442               6,546,442

                                         =========               =========

    Year Ended September 30, 2005

                             -----------------------------------

Statements of Operations           As Originally Reported

As Restated

                                      On Form 10-KSB

Revenues

Product Sales                           $   60,356

    $   60,356

Internet Services                           13,955                  13,955

                                        ----------              ----------

Total Revenues                              74,311

        74,311

Cost of Goods Sold                          42,121                  42,121

                                        ----------              ----------

Gross Profit                                32,190                  32,190

Web Site Development Costs                     372                     372

Selling, General, and Administrative

Expenses                                   288,809                 288,809

                                        ----------              ----------

Net Income (Loss) from Operations         (256,991)               (256,991)

Other Income (Expense)

Interest Income                              5,450                   5,450

Interest Expense

             -

       (67,941)

                                        ----------              ----------

Total Other Income                           5,450                 (62,491)

Net Income (Loss) Before Income Taxes     (251,541)               (319,482)

Provision for Income Taxes-Notes A & C           -                       -

                                        ----------              ----------

Net Income (Loss)                         (251,541)               (319,482)

Dividends on Preferred Stocks              (15,000)                      -

                                        ----------              ----------

Net Income Available to Common

Shareholders                            $ (266,541)             $ (319,482)

                                        ==========              ==========

Basic & Diluted Earnings/(Loss) Per

Common Share                            $    (0.04)             $    (0.05)

                                        ==========              ==========

Weighted Average Common Shares

Outstanding                              6,220,000               6,220,000

                                         =========               =========

    Year Ended September 30, 2006

                               ---------------------------------------

Statements of Cash Flows

As Originally Reported      As Restated

                                        On 10-KSB

Cash Flows From Operating Activities

Net Loss                                    $(194,943)

      $(226,943)

Adjustments to reconcile net loss to net

cash flows from operating activities:

  Depreciation                                  5,370                 5,370

  Non-cash interest expense

          -

         22,000

  Stock issued for Services                    48,000

         48,000

  Decrease in Accounts Receivable               1,265                 1,265

  (Increase)/Decrease in Inventory              4,964                 4,964

  (Increase) in Prepaid Expenses                    -                     -

  Increase/(Decrease) in Current Liabilities   12,721                12,721

                                            ---------              --------

Net Cash Provided by (Used in)

 Operating Activities                        (122,623)             (132,623)

Cash Flows From Investing Activities

Purchase of Assets                           (293,249)             (293,249)

                                            ---------              --------

Net Cash Used in Investing Activities        (293,249)             (293,249)

Cash Flows From Financing Activities

Preferred Dividends                           (10,000)                    -

Issued Stock for Cash                          76,250                76,250

                                            ---------              --------

Net Cash Provided by Financing Activities      66,250                76,250

Net Increase (Decrease) in Cash              (349,622)             (349,622)

Beginning Cash Balance                        435,367               435,367

                                            ---------              --------

Ending Cash Balance                         $  85,745             $  85,745

                                            =========              ========

Supplemental Disclosure Information

Cash paid during the year for interest      $       -             $       -

Cash paid during the year for income taxes  $       -             $       -

Contributed Inventory                       $  12,000             $  12,000

Inventory Given in lieu of Cash on

Preferred Dividends                         $ (12,000)            $       -

Stock Issued in lieu of Preferred Dividends $ (10,000)            $ (10,000)

Stock Issued for Prepaid Dividends          $  (5,000)            $  (5,000)

Stock Issuance for Payment of Current

Liabilities                                 $ (48,000)            $ (48,000)

    Year Ended September 30, 2005

                               ---------------------------------------

Statements of Cash Flows

As Originally Reported      As Restated

                                        On 10-KSB

Cash Flows From Operating Activities

Net Loss                                    $(251,541)

      $(319,482)

Adjustments to reconcile net loss to net

cash flows from operating activities:

  Depreciation                                  5,491                 5,491

  Non-cash interest expense

          -

         61,941

  Decrease in Accounts Receivable              (1,265)               (1,265)

  (Increase)/Decrease in Inventory            (44,045)              (44,045)

  (Increase) in Prepaid Expenses                 (640)                 (640)

  Increase/(Decrease) in Current Liabilities   47,498                47,498

                                            ---------              --------

Net Cash Provided by (Used in)

 Operating Activities                        (244,502)             (250,502))

Cash Flows From Investing Activities

Purchase of Assets                            (59,240)              (59,240)

                                            ---------              --------

Net Cash Used in Investing Activities         (59,240)              (59,240)

Cash Flows From Financing Activities

Preferred Dividends                            (6,000)                    -

Issued Stock for Cash                         300,000               300,000

                                            ---------              --------

Net Cash Provided by Financing Activities     294,000               300,000

Net Increase (Decrease) in Cash                (9,742)               (9,742)

Beginning Cash Balance                        445,109               445,109

                                            ---------              --------

Ending Cash Balance                         $ 435,367             $ 435,367

                                            =========              ========

Supplemental Disclosure Information

Cash paid during the year for interest      $       -             $       -

Cash paid during the year for income taxes  $       -             $       -

Contributed Inventory                       $   9,000             $   9,000

Inventory Given in lieu of Cash on

Preferred Dividends                         $  (9,000)            $       -

Stock Issued in lieu of Preferred Dividends $                     $

Stock Issued for Prepaid Dividends          $                     $

Stock Issuance for Payment of Current

Liabilities                                 $                     $

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

     ($141,176) has been recorded as interest expense, with $88,235 and

 $52,941 being recognized in fiscal years 2004 and 2005, respectively.   Also, the dividends paid on the preferred stock, totaling $32,000 in 2006 and $15,000 in 2005, which was originally recorded as dividends, has been         reclassified as interest expense,


Item 8.  Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure.

---------------------

     There are have been no changes in our independent accountants during the past two fiscal years or any disagreements with independent accountants on accounting and financial disclosure.

Item 8(a).  Controls and Procedures.

------------------------------------

     In light of certain comments that we received on March 2, 2007, and June 1, 2007, from the Securities and Exchange Commission regarding the accounting treatment of our preferred stock and preferred stock dividends, we reconsidered the effectiveness of our disclosure controls and procedures as of September 30, 2006.  Our President and Secretary have concluded that as of September 30, 2006, there were deficiencies in the design or operation of our internal control over financial reporting that constitutes a “material weakness.”  The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

     The material weakness identified relates to the lack of sufficient knowledge and experience of the personnel preparing our financial statements regarding the application of US GAAP and SEC requirements.

     As required by Rule 13a-15(b) of the Securities and Exchange Commission,

we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006.  Based on this evaluation, our President and Chief Executive Officer have concluded that the Company's controls and procedures as of September 30, 2006, are not effective at the reasonable assurance level.

     During the third quarter of our 2007 fiscal year, we engaged the services of J&J Consultants LLC, whose accountants have significant knowledge and over 40 years’ combined experience regarding the application of US GAAP and SEC requirements in order to remediate this weakness.  These accountants will be involved in the preparation of our financial statements beginning with the third quarter of our 2007 fiscal year.

     There was no change in our internal control over financial reporting during the fourth fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     31.2                 302 Certification of Christopher Ebersole

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

                                              ZALDIVA, INC.

     Date:  7-11-07                            By: /s/ Nicole Leigh van Coller

           ----------                             ----------------------------

Nicole Leigh van Coller,         Director  and President

          In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Date:   7-11-07                               /s/ Nicole Leigh van Coller

           ----------                              ----------------------------

Nicole Leigh van Coller,                           Director and President

     Date:  7-11-07                                /s/ Christopher Ebersole

           ----------                              -------------------------

   Christopher Ebersole, Chief            Financial Officer

     Date:  7-11-07                                /s/ Robert Lees

           ----------                              ------------------------

                                                   Robert Lees, Director

     Date:  7-11-07                                /s/ Jeremy van Coller

           ---------

               ----------------------

                     Jeremy van Coller, Director