Form 10QSB/A
period 2006-12-31
ZALDIVA INC
filed 2007-07-12
CIK 1168325

                               FORM 10-QSB-A2

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

Registrant.


                          ZALDIVA, INC.

                          Balance Sheet

                        December 31, 2006 (RESTATED)

ASSETS

  Current Assets

    Cash                                                $    26,827

    Inventory                                                73,442

                                                        -----------

      Total Current Assets                                  100,269

  Property, and Equipment, net                              626,090

                                                        -----------

TOTAL ASSETS                                            $   726,359

                                                        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities:

    Accounts Payable                                    $    13,933

    Accrued Dividends                                         3,000

                                                        -----------

                                                             16,933

Preferred Stock $.001 par value

    authorized 20,000,000; 800,000 issued;

    liquidation value of $1.00 per share                    941,176

                                                        -----------

      Total Current Liabilities                             958,109

                                                        -----------

        Total Liabilities                                   958,109

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

                                                          =========

          See accompanying notes to financial statements


                         ZALDIVA, INC.

                    Statements of Operations

     For the three months ended December 31, 2006 (RESTATED) and 2005 (RESTATED)

                                            2006 (RESTATED)    2005 (RESTATED)

Revenues

Product Sales                           $   23,851         $   18,243

Internet Services                            3,784              3,805

                                        ----------         ----------

Total Revenues                              27,635             22,048

Cost of Goods Sold                          13,584             11,591

                                        ----------         ----------

Gross Profit                                14,051             10,457

Selling, General, and Administrative

Expenses                                   177,218             72,974

                                        ----------         ----------

Net Income (Loss) from Operations         (163,167)           (62,517)

Other Income (Expense)

Interest Income                                477              2,530

Interest Expense

              (8,000)            (8,000)

                                        ----------         ----------

Total Other Income                          (7,523)            (5,470)

Net Income (Loss) Before Income Taxes     (170,690)           (67,987)

Provision for Income Taxes                       -                  -

                                        ----------         ----------

Net Income (Loss)                         (170,690)           (67,987)

Net Income Available to Common

Shareholders                            $ (170,690)        $  (67,987)

                                        ==========         ==========

Basic & Diluted Earnings/(Loss) Per

Common Share                            $    (0.02)        $    (0.01)

                                        ==========         ==========

Weighted Average Common Shares

Outstanding                              7,167,858          6,262,391

                                         =========          =========

         See accompanying notes to financial statements.


                          ZALDIVA, INC.

                     Statements of Cash Flows

    For the three months ended December 31, 2006 (RESTATED) and 2005 (RESTATED)

                                             2006 (RESTATED)     2005 (RESTATED)

Cash Flows From Operating Activities

Net Loss                                    $(170,690)         $(67,987)

Adjustments to reconcile net loss to net

cash flows from operating activities:

  Depreciation                                  5,326             1,343

  Non cash interest expense

      8,000             3,000

  Stock issued for Services                   126,000            12,000

  Decrease in Accounts Receivable                   -               817

  (Increase)/Decrease in Prepaid Expenses         640                 -

  (Increase)/Decrease in Inventory              7,252             1,641

  Increase/(Decrease)in Unearned Revenue         (220)              550

  Increase/(Decrease) in Current Liabilities   (5,408)            3,361

                                            ---------          --------

Net Cash Provided by (Used in)

  Operating Activities                        (29,100)          (45,275)

Cash Flows From Investing Activities

  Purchase of Assets                          (29,817)          (41,616)

                                            ---------          --------

Net Cash Used in Investing Activities         (29,817)          (41,616)

Net Cash Used by Financing Activities               -                 -

Net Increase (Decrease) in Cash               (58,917)          (86,891)

Beginning Cash Balance                         85,744           435,367

                                            ---------          --------

Ending Cash Balance                         $  26,827          $348,476

                                            =========          ========

Supplemental Disclosure Information

Cash paid during the quarter for interest   $    (477)         $      -

Cash paid during the year for income taxes  $       -          $      -

Inventory Given in lieu of Cash on

Stock Issued for Services                   $       -          $    300

Stock Issuance for Inventory,

  Services and Payment of Current

  Liabilities                               $       -          $ 98,700

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

                    For the three months ended December 31, 2006

                    --------------------------------------------

Balance Sheet

               As Originally Reported

As Restated

                                           On 10-QSB

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

      3,000

    Preferred Stock $.001 par value

    authorized 20,000,000; 800,000 issued;

    liquidation value of $1.00 per share              -               941,176

                                            -----------

-----------

      Total Current Liabilities                  16,933

    958,109

                                            -----------

-----------

        Total Liabilities                        16,933

    958,109

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

                                              =========

         =========

                               For the three months ended December 31, 2006

                               --------------------------------------------

Statements of Operations

  As Originally Reported   As Restated

                                     On 10-QSB

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

         (8,000)

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

                                         =========          =========

                               For the three months ended December 31, 2005

                               --------------------------------------------

Statements of Operations

  As Originally Reported   As Restated

                                     On 10-QSB

Revenues

Product Sales                           $   18,243         $   18,243

Internet Services                            3,805              3,805

                                        ----------         ----------

Total Revenues                              22,048             22,048

Cost of Goods Sold                          11,591             11,591

                                        ----------         ----------

Gross Profit                                10,457             10,457

Selling, General, and Administrative

Expenses                                    75,794            72,794

                                        ----------         ----------

Net Income (Loss) from Operations          (65,517)          (62,517)

Other Income

Interest Income                              2,530              2,530

Interest Expense

             -

         (8,000)

                                        ----------         ----------

Total Other Income                           2,530             (5,470)

Net Income (Loss) Before Income Taxes      (62,987)           (67,987)

Provision for Income Taxes                       -                  -

                                        ----------         ----------

Net Income (Loss)                          (62,987)           (67,987)

                                        ----------         ----------

Net Income Available to Common

Shareholders                            $  (62,987)        $  (67,987)

                                        ==========         ==========

Basic & Diluted Earnings/(Loss) Per

Common Share                            $    (0.01)        $    (0.01)

                                        ==========         ==========

Weighted Average Common Shares

Outstanding                              6,262,391          6,262,391

                                         =========          =========

                               For the three months ended December 31, 2006

                               --------------------------------------------

Statements of Cash Flows

As Originally Reported    As Restated

                                         On 10-QSB

Cash Flows From Operating Activities

Net Loss                                    $(162,690)            $(170,690)

Adjustments to reconcile net loss to net

cash flows from operating activities:

  Depreciation                                  5,326                 5,326

  Non cash interest expense

          -                 8,000

  Stock issued for Services                   126,000               126,000

  Decrease in Accounts Receivable                   -                     -

  (Increase)/Decrease in Prepaid Expenses         640                   640

  (Increase)/Decrease in Inventory              7,252                 7,252

  Increase/(Decrease)in Unearned Revenue         (220)                 (220)

  Increase/(Decrease) in Current Liabilities   (2,408)               (5,408)

                                            ---------               --------

Net Cash Provided by (Used in)

 Operating Activities                         (26,100)              (29,100)

Cash Flows From Investing Activities

Purchase of Assets                            (29,817)              (29,817)

                                            ---------               --------

Net Cash Used in Investing Activities         (29,817)              (29,817)

Cash Flows From Financing Activities

Inventory Contributed to Capital Consulting

    -                     -

Preferred Dividends                            (3,000)                    -

                                            ---------              --------

Net Cash Provided by Financing Activities      (3,000)                     -

Net Increase (Decrease) in Cash               (58,917)              (58,917)

Beginning Cash Balance                         85,744                85,744

                                            ---------              --------

Ending Cash Balance                         $  26,827             $  26,827

                                            =========              ========

Supplemental Disclosure Information

Cash paid during the quarter for interest   $    (477)             $   (477)

Cash paid during the year for income taxes  $       -              $      -

Inventory Given in lieu of Cash on

Preferred Dividends Paid with Inventory         3,000              $      -

Stock Issued for Services                   $ 126,000              $126,000

Stock Issuance for Inventory,

Services and Payment of Current

  Liabilities                               $       -              $      -

                               For the three months ended December 31, 2005

                               --------------------------------------------

Statements of Cash Flows

As Originally Reported    As Restated

                                         On 10-QSB

Cash Flows From Operating Activities

Net Loss                                    $ (62,987)            $ (67,987)

Adjustments to reconcile net loss to net

cash flows from operating activities:

  Depreciation                                  1,343                 1,343

  Non cash interest expense

          -                 3,000

  Stock issued for Services                    12,000                12,000

  Decrease in Accounts Receivable                 817                   817

  (Increase)/Decrease in Prepaid Expenses           -                     -

  (Increase)/Decrease in Inventory              1,641                 1,641

  Increase/(Decrease)in Unearned Revenue          550                   550

  Increase/(Decrease) in Current Liabilities    3,361                 3,361

                                            ---------               --------

Net Cash Provided by (Used in)

 Operating Activities                         (43,275)              (45,275)

Cash Flows From Investing Activities

Purchase of Assets                            (41,616)              (41,616)

                                            ---------               --------

Net Cash Used in Investing Activities         (41,616)              (41,616)

Cash Flows From Financing Activities

Inventory Contributed to Capital Consulting

    -                     -

Preferred Dividends                            (2,000)                    -

                                            ---------              --------

Net Cash Provided by Financing Activities      (2,000)                    -

Net Increase (Decrease) in Cash               (86,891)              (86,891)

Beginning Cash Balance                        435,367               435,367

                                            ---------              --------

Ending Cash Balance                         $ 348,476             $ 348,476

                                            =========              ========

Supplemental Disclosure Information

Cash paid during the quarter for interest   $    (477)             $      -

Cash paid during the year for income taxes  $       -              $      -

Inventory Given in lieu of Cash on

Preferred Dividends Paid with Inventory         3,000              $      -

Stock Issued for Services                   $     300              $    300

Stock Issuance for Inventory,

Services and Payment of Current

  Liabilities                               $   98,700             $ 98,700

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

Costs of sales during the quarterly periods ended December 31, 2006, and 2005, were $13,584 and $11,591, respectively.  This increase is due to our increased inventory purchases in the 2006 period to stock our new retail location.  We expect that cost of goods sold will continue to increase in future periods as sales increase from our brick and mortar retail location.

     Operating expenses increased to $177,218 during the quarterly period ended December 31, 2006, from $72,974 in the year-ago period. The significant increase was mainly due to $126,000 stock-based compensation paid to our new

CFO for services rendered.  For the three months ended December 31, 2006, we had a loss of 170,690, as compared to a loss of $67,987 during the December

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

Item 3A(T).   Controls and Procedures.

Management's Annual Report on Internal Control over Financial Reporting.

     In light of certain comments that we received on March 2, 2007, and June 1, 2007, from the Securities and Exchange Commission regarding the accounting treatment of our preferred stock and preferred stock dividends, we reconsidered the effectiveness of our disclosure controls and procedures as of December 31, 2006.  Our President and Secretary have concluded that as of December 31, 2006, there were deficiencies in the design or operation of our internal control over financial reporting that constitutes a “material weakness.”  The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

     The material weakness identified relates to the lack of sufficient knowledge and experience of the personnel preparing our financial statements regarding the application of US GAAP and SEC requirements.

     As required by Rule 13a-15(b) of the Securities and Exchange Commission,

we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006.  Based on this evaluation, our President and Chief Executive Officer have concluded that the Company's controls and procedures as of December 31, 2006, are not effective at the reasonable assurance level.

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

                                         ZALDIVA, INC.

Date:  7-11-07                          By: /s/ Nicole Leigh van Coller

      ---------                             ---------------------------

                                            Nicole Leigh van Coller, Director

                                            and President

Date:  7-11-07                             /s/ Christopher Ebersole

      ----------                            -------------------------

                                            Christopher Ebersole,

 Chief Financial Officer

Date:  7-11-07                               /s/ Robert Lees

      ---------                             ------------------------

                                            Robert Lees, Director

Date:  7-11-07                              /s/ Jeremy van Coller

      ---------

 ----------------------

       Jeremy van Coller, Director