Form 10QSB/A
period 2007-03-31
ZALDIVA INC
filed 2007-07-12
CIK 1168325

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

                        March 31, 2007 (RESTATED)

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

Preferred Stock $.001 par value

    authorized 20,000,000; 800,000 issued;

    liquidation value of $1.00 per share

       941,176

                                                        -----------

    Total Current Liabilities                               971,596

                                                        -----------

    Total Liabilities                                       971,596

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

                                                          =========

          See accompanying notes


Zaldiva, Inc.

                Condensed Statements of Operations

                           (Unaudited)

                              For the Three     For the Three

                               Months Ended     Months Ended

                              March 31, 2007   March 31, 2006

                                  (RESTATED)      (RESTATED)

Revenues

  Product Sales                     $  33,187     $   14,907

  Internet Services                 $   4,629          1,603

                                    -----------   ----------

      Total Revenues                   37,816         16,509

Cost of sales                          21,840          8,910

                                  -----------     ----------

Gross Profit                           15,976          7,599

Operating Expense                      33,931         60,465

                                  -----------     ----------

Operating (Loss)                      (17,955)       (52,866)

Other Income (Expense)

   Other Income                            18          1,681

   Interest Expense                    (8,000)        (8,000)

                                  -----------     ----------

                                       (7,982)        (6,319)

Net Loss Before Income Taxes      $   (25,937)    $  (59,185)

Income taxes                                -              -

                                  -----------     ----------

Net Loss                          $   (25,937)    $  (59,185)

                                  ===========     ==========

Net Loss Per Share                $     (.004)  $      (0.01)

                                  ===========     ==========

Weighted Average Number of Shares

Outstanding                         7,167,858      6,520,000

                                  ===========     ==========

                     See Accompanying Notes


                          Zaldiva, Inc.

                Condensed Statements of Operations

                           (Unaudited)

                              For the Six       For the Six

                               Months Ended     Months Ended

                              March 31, 2007   March 31, 2006

                                 (RESTATED)       (RESTATED)

Revenues

  Product Sales                   $    57,027   $   33,149

  Internet Services                     8,424        5,408

                                    -----------   ----------

      Total Revenues                   65,451       38,557

Cost of sales                          35,424       20,406

                                  -----------   ----------

Gross Profit                           30,027       18,151

Operating Expense                     211,148      134,439

                                  -----------   ----------

Operating (Loss)                     (181,121)    (116,288)

Other Income(Expense)

Other Income                              494        4,211

Interest Expense                      (16,000)     (16,000)

                                  -----------   ----------

                                      (15,506)     (11,789)

Net Loss Before Income Taxes      $  (196,627)  $ (128,077)

Income taxes                                -            -

                                  -----------   ----------

Net Loss                          $  (196,627)  $ (128,077)

Net Loss Per Share                $     (0.03)  $    (0.02)

                                  ===========   ==========

Weighted Average Number of Shares

Outstanding                         7,049,177    6,389,780

                                  ===========   ==========

                     See Accompanying Notes


                           Zaldiva, Inc.

                Condensed Statements of Cash Flows

                            (Unaudited)

                                          For the Six       For the Six

                                          Months Ended     Months Ended

                                         March 31, 2007   March 31, 2006

                                           (RESTATED)       (RESTATED)

Cash Flows From Operating Activities:

 Net Loss                                  $   (196,627)       $(128,077)

 Adjustments to Reconcile Net Loss

 to Net Cash Flows From Operating

 Activities:

   Depreciation                                  10,313           2,685

   Non-cash interest expense

   16,000           6,000

   Stock Issued for Services                    126,000          24,000

   Decrease (Increase) in Accounts Receivable         -             817

   Decrease (Increase) in Prepaid Expenses          640               -

   Decrease (Increase) in Inventory              16,372           4,631

   Increase (Decrease) in Unearned Revenue         (220)          1,422

   Increase (Decrease) in Current Liabilities     6,080          (6,057)

                                            -----------       ---------

Net Cash Flows from Operating Activities        (21,442)        (94,579)

Cash Flows from Investing Activities:

   Building Improvements                        (87,595)       (171,039)

                                            -----------       ---------

Net Cash Flows from Investing Activities        (87,595)       (171,039)

Cash Flows From Financing Activities:

   Contributed Capital

   76,250               -

                                            -----------       ---------

Net Cash Flows from Financing Activities         76,250               -

Net Increase (Decrease) in Cash                 (32,787)       (265,618)

Beginning Cash Balance                           86,183         435,367

                                            -----------       ---------

Ending Cash Balance                        $     53,396      $  169,749

                                            ===========       =========

Supplemental Disclosures

  Cash Paid for Interest                   $          -       $      -

  Cash Paid for Taxes                      $          -       $      -

Non Cash ItemsIssuance Common Stock for Services and

  Prepaid Expense

      300

  Additional Paid-in Capital for Inventory

   Contribution, Stock Issuance for Prepaid

   Services and Accounts Payable                 (6,000)       101,092

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

On December 11, 2006 the Board of Directors authorized issuance of 300,000 "unregistered"

    and "restricted" shares of common stock to newly appointed CFO Chris Ebersole for past services rendered.  Compensation expense was recorded at December 11, 2006 in the amount of $126,000, based on a closing share price of $.42 on the date authorized.  The shares were not actually issued until February 8, 2007.

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

NOTE 4    Restatement

The Company has restated its financial results for the three months and six months ended March 31, 2007, to correct certain errors that it has identified.  The impact of these adjustments on the Company’s financial results as previously reported is summarized below, along with a brief summary of the nature and amounts of the errors corrected:

                    For the three months ended March 31, 2007

                    --------------------------------------------

Balance Sheet

               As Originally Reported

As Restated

                                           On 10-QSB

ASSETS

  Current Assets

    Cash                                    $    53,396

$    53,396

    Inventory                                    64,321

     64,321

                                            -----------

-----------

      Total Current Assets                      117,717

    117,717

  Property, and Equipment, net                  678,881

    678,881

                                            -----------

-----------

TOTAL ASSETS                                $   796,598

$   796,598

                                            ===========

===========

LIABILITIES AND STOCKHOLDERS' (Deficit)

  Current Liabilities:

    Accounts Payable                        $    30,420

      $    30,420

    Preferred Stock $.001 par value

    authorized 20,000,000; 800,000 issued;

    liquidation value of $1.00 per share              -               941,176

                                            -----------

-----------

      Total Current Liabilities                  30,420

    971,596

                                            -----------

-----------

        Total Liabilities                        30,420

    971,596

Preferred Stock $.001 par value

    authorized 20,000,000; 800,000 issued;

    liquidation value of $1.00 per share        941,176

         -

Stockholders' (Deficit)

  Common Stock $.001 par value

    authorized 50,000,000 shares; issued

    and outstanding 7,167,858                     7,168

      7,168

  Additional Paid-in Capital                    651,833

    651,833

  Accumulated Deficit                          (833,999)

   (833,999)

                                              ---------

   ---------

    Total Stockholders' (Deficit)              (174,998)

   (174,998)

                                              ---------

   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' (Deficit) $ 796,598

         $796,598

                                              =========

         =========

                               For the three months ended March 31, 2007

                               --------------------------------------------

Statements of Operations

  As Originally Reported   As Restated

                                     On 10-QSB

Revenues

Product Sales                           $   33,187         $   33,187

Internet Services                            4,629              4,629

                                        ----------         ----------

Total Revenues                              37,816             37,816

Cost of Goods Sold                          21,840             21,840

                                        ----------         ----------

Gross Profit                                15,976             15,976

Selling, General, and Administrative

Expenses                                    38,931             33,931

                                        ----------         ----------

Net Income (Loss) from Operations          (22,955)           (17,955)

Other Income

Interest Income                                 18                 18

Interest Expense

             -

         (8,000)

                                        ----------         ----------

Total Other Income                              18             (7,982)

Net Income (Loss) Before Income Taxes      (22,937)           (25,937)

Provision for Income Taxes                       -                  -

                                        ----------         ----------

Income Available to Common

Shareholders                            $  (22,937)        $  (25,937)

                                        ==========         ==========

Basic & Diluted Earnings/(Loss) Per

Common Share                            $    (0.03)        $    (0.04)

                                        ==========         ==========

Weighted Average Common Shares

Outstanding                              7,009,263          7,009,263

                                         =========          =========

                               For the three months ended March 31, 2006

                               --------------------------------------------

Statements of Operations

  As Originally Reported   As Restated

                                     On 10-QSB

Revenues

Product Sales                           $   14,907         $   14,907

Internet Services                            1,603              1,603

                                        ----------         ----------

Total Revenues                              16,509             16,509

Cost of Goods Sold                           8,910              8,910

                                        ----------         ----------

Gross Profit                                 7,599              7,599

Selling, General, and Administrative

Expenses                                    60,465             60,465

                                        ----------         ----------

Net Income (Loss) from Operations          (52,866)           (52,866)

Other Income

Interest Income                              1,681              1,681

Interest Expense

             -

         (8,000)

                                        ----------         ----------

Total Other Income                           1,681             (6,319)

Net Income (Loss) Before Income Taxes      (55,827)           (59,185)

Provision for Income Taxes                       -                  -

                                        ----------         ----------

Income Available to Common

Shareholders                            $  (55,827)        $  (59,185)

                                        ==========         ==========

Basic & Diluted Earnings/(Loss) Per

Common Share                            $    (0.01)        $    (0.01)

                                        ==========         ==========

Weighted Average Common Shares

Outstanding                              6,520,000          6,520,000

                                         =========          =========

                               For the six months ended March 31, 2007

                               --------------------------------------------

Statements of Operations

  As Originally Reported   As Restated

                                     On 10-QSB

Revenues

Product Sales                           $   57,027         $   57,027

Internet Services                            8,424              8,424

                                        ----------         ----------

Total Revenues                              65,451             65,451

Cost of Goods Sold                          35,424             35,424

                                        ----------         ----------

Gross Profit                                30,027             30,027

Selling, General, and Administrative

Expenses                                   216,148            211,148

                                        ----------         ----------

Net Income (Loss) from Operations         (186,121)          (181,121)

Other Income

Interest Income                                494                494

Interest Expense

             -

        (16,000)

                                        ----------         ----------

Total Other Income                             494            (15,506)

Net Income (Loss) Before Income Taxes     (185,627)          (196,627)

Provision for Income Taxes                       -                  -

                                        ----------         ----------

Net Income (Loss)                         (185,627)          (196,627)

                                        ----------         ----------

Net Income Available to Common

Shareholders                            $ (185,627)        $ (196,627)

                                        ==========         ==========

Basic & Diluted Earnings/(Loss) Per

Common Share                            $    (0.03)        $    (0.03)

                                        ==========         ==========

Weighted Average Common Shares

Outstanding                              7,049,177          7,049,177

                                         =========          =========

                               For the six months ended March 31, 2006

                               --------------------------------------------

Statements of Operations

  As Originally Reported   As Restated

                                     On 10-QSB

Revenues

Product Sales                           $   33,149         $   33,149

Internet Services                            5,408              5,408

                                        ----------         ----------

Total Revenues                              38,557             38,557

Cost of Goods Sold                          20,406             20,406

                                        ----------         ----------

Gross Profit                                18,151             18,151

Selling, General, and Administrative

Expenses                                   141,081            134,439

                                        ----------         ----------

Net Income (Loss) from Operations         (122,930)          (122,930)

Other Income

Interest Income                              4,211              4,211

Interest Expense

             -

        (16,000)

                                        ----------         ----------

Total Other Income                           4,211            (11,789)

Net Income (Loss) Before Income Taxes     (118,719)          (128,077)

Provision for Income Taxes                       -                  -

                                        ----------         ----------

Net Income (Loss)                         (118,719)          (128,077)

                                        ----------         ----------

Net Income Available to Common

Shareholders                            $ (118,719)        $ (128,077)

                                        ==========         ==========

Basic & Diluted Earnings/(Loss) Per

Common Share                            $    (0.02)        $    (0.02)

                                        ==========         ==========

Weighted Average Common Shares

Outstanding                              6,389,780          6,389,780

                                         =========          =========

                               For the six months ended March 31, 2007

                               --------------------------------------------

Statements of Cash Flows

As Originally Reported    As Restated

                                         On 10-QSB

Cash Flows From Operating Activities

Net Loss                                    $(185,627)            $(196,627)

Adjustments to reconcile net loss to net

cash flows from operating activities:

  Depreciation                                 10,313                10,313

  Non cash interest expense

          -                16,000

  Stock issued for Services                   126,000               126,000

  Decrease in Accounts Receivable                   -                     -

  (Increase)/Decrease in Prepaid Expenses         640                   640

  (Increase)/Decrease in Inventory             16,372                16,372

  Increase/(Decrease)in Unearned Revenue         (220)                 (220)

  Increase/(Decrease) in Current Liabilities  (11,080)               (6,080)

                                            ---------               --------

Net Cash Provided by (Used in)

 Operating Activities                         (21,441)              (21,442)

Cash Flows From Investing Activities

Purchase of Assets                            (87,596)              (87,595)

                                            ---------               --------

Net Cash Used in Investing Activities         (87,596)              (87,595)

Cash Flows From Financing Activities

Contributed Capital                            76,250                76,250

Preferred Dividends                            (3,000)                    -

                                            ---------              --------

Net Cash Provided by Financing Activities      (3,000)               76,250

Net Increase (Decrease) in Cash               (32,787)              (32,787)

Beginning Cash Balance                         86,183                86,183

                                            ---------              --------

Ending Cash Balance                         $  53,396             $  53,396

                                            =========              ========

Supplemental Disclosure Information

Cash paid during the quarter for interest   $       -              $      -

Cash paid during the year for income taxes  $       -              $      -

Inventory Given in lieu of Cash on

Preferred Dividends Paid with Inventory        (6,000)             $ -

Stock Issuance for Inventory,

Services and Payment of Current

  Liabilities                               $  (6,000)             $ (6,000)

                                   For the six months ended March 31, 2006

                               --------------------------------------------

Statements of Cash Flows

As Originally Reported    As Restated

                                         On 10-QSB

Cash Flows From Operating Activities

Net Loss                                    $(118,719)            $(128,077)

Adjustments to reconcile net loss to net

cash flows from operating activities:

  Depreciation                                  2,685                 2,685

  Non cash interest expense

          -                 6,000

  Stock issued for Services                    24,000                24,000

  Decrease in Accounts Receivable                 817                   817

  (Increase)/Decrease in Prepaid Expenses           -                     -

  (Increase)/Decrease in Inventory              4,631                 4,631

  Increase/(Decrease)in Unearned Revenue        1,422                 1,422

  Increase/(Decrease) in Current Liabilities   (6,057)               (6,057)

                                            ---------               --------

Net Cash Provided by (Used in)

 Operating Activities                         (91,221)              (94,579)

Cash Flows From Investing Activities

Purchase of Assets                           (171,039)             (171,039)

                                            ---------               --------

Net Cash Used in Investing Activities        (171,039)             (171,039)

Cash Flows From Financing Activities

Preferred Dividends                            (3,358)                    -

                                            ---------              --------

Net Cash Provided by Financing Activities      (3,358)                    -

Net Increase (Decrease) in Cash              (265,618)             (265,618)

Beginning Cash Balance                        435,367               435,367

                                            ---------              --------

Ending Cash Balance                         $ 169,749             $ 169,749

                                            =========              ========

Supplemental Disclosure Information

Cash paid during the quarter for interest   $       -              $      -

Cash paid during the year for income taxes  $       -              $      -

Inventory Given in lieu of Cash on

Preferred Dividends Paid with Inventory        (6,000)             $ -

Stock issued for prepaid expense                  300                   300

Stock Issuance for Inventory,

Services and Payment of Current

  Liabilities                               $ 101,092              $101,092

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

     Also, the dividends paid on the preferred stock, totaling $16,000, which was originally recorded as dividends, has been reclassified as interest expense.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations.

----------------------

For The Three Months Ended March 31, 2007 Compared to The Three Months

Ended March 31, 2006.

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

     Operating expenses decreased to $33,931 during the quarterly period ended

March 31, 2007, from $60,465 in the year-ago period.  This decrease is principally due to the completion of our brick-and-mortar location in Oakland Park, Florida in November, 2006.  As a result, in the second quarter of 2007, we no longer had expenses related to payment of contractors, the building permitting process and related construction costs.  For the three months ended March 31, 2007, we had a net loss of $25,937, as compared to a net loss of $59,185 during the March 31, 2006, period.

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

Item 3.   Controls and Procedures.

     In light of certain comments that we received on June 1, 2007, from the Securities and Exchange Commission regarding the accounting treatment of our preferred stock and preferred stock dividends, we reconsidered the effectiveness of our disclosure controls and procedures as of March 31, 2007.  Our President and Secretary have concluded that as of March 31, 2007, there were deficiencies in the design or operation of our internal control over financial reporting that constitutes a “material weakness.”  The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

     The material weakness identified relates to the lack of sufficient knowledge and experience of the personnel preparing our financial statements regarding the application of US GAAP and SEC requirements.

     As required by Rule 13a-15(b) of the Securities and Exchange Commission, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006.  Based on this evaluation, our President and Chief Executive Officer have concluded that the Company's controls and procedures as of March 31, 2007, are not effective at the reasonable assurance level.

     During the third quarter of our 2007 fiscal year, we engaged the services of J&J Consultants LLC, whose accountants have significant knowledge and over 40 years’ experience regarding the application of US GAAP and SEC requirements in order to remediate this weakness.  These accountants will be involved in the preparation of our financial statements beginning with the third quarter of our 2007 fiscal year.

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

                                            ZALDIVA, INC.

Date:  7-11-07                               /s/ Nicole Leigh van Coller

      --------                              ----------------------------

                                            Nicole Leigh Van Coller, President

Date:  7-11-07                               /s/ Christopher R. Ebersole

      --------                              ----------------------------

                                            Christopher R. Ebersole, Chief Financial

      Officer