Form 10QSB
period 2007-06-30
ZALDIVA INC
filed 2007-08-15
CIK 1168325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-49652

ZALDIVA, INC.

(Exact name of small business issuer as specified in its charter)

FLORIDA	65-0773383
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

331 East Commercial Blvd.

Ft. Lauderdale, Florida 33334

(Address of Principal Executive Offices)

(877) 925-3482

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes   No.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: June 30, 2007 - 7,196,190 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ZALDIVA, INC.
Balance Sheet

ASSETS
June 30,
2007

CURRENT ASSETS

Cash	$30,026
Prepaid expenses	10,000
Inventory	58,796

Total Current Assets	98,822

PROPERTY AND EQUIPMENT

Computer equipment	48,217
Building and improvements	452,052
Land	239,116
Less: accumulated depreciation	(38,891)

Total Property and Equipment	700,494

TOTAL ASSETS	$799,316

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.
Balance Sheet (continued)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

June 30,
2007

CURRENT LIABILITIES

Accounts payable and accrued expenses	$33,421
Convertible preferred stock	941,176

Total Current Liabilities	974,597

LONG-TERM LIABILITIES	-

TOTAL LIABILITIES	974,597

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.001 par value; 50,000,000 shares
authorized; 7,196,190 shares issued and outstanding	7,196
Additional paid-in capital	742,445
Accumulated deficit	(924,922)

Total Stockholders' Equity (Deficit)	(175,281)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$799,316

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.
Statements of Operations
	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2007	2006	2007	2006
REVENUES	$52,377	$14,191	$117,828	$52,748

COST OF SALES	23,313	7,358	58,737	27,764

GROSS PROFIT	29,064	6,833	59,091	24,984

OPERATING EXPENSES

General and administrative expenses	24,722	11,392	210,221	75,836
Management expense	76,391	33,346	79,232	97,403
Advertising and marketing expense	6,042	7,678	18,538	17,573
Depreciation expense	4,987	1,343	15,300	4,028

Total Operating Expenses	112,142	53,759	323,291	194,840

OPERATING INCOME (LOSS)	(83,078)	(46,926)	(264,200)	(169,856)

OTHER INCOME (EXPENSES)

Interest income	155	206	650	4,417
Interest expense	(8,000)	(8,000)	(24,000)	(24,000)

Total Other Income (Expense)	(7,845)	(7,794)	(23,350)	(19,583)

NET INCOME (LOSS) BEFORE TAXES	(90,923)	(54,720)	(287,550)	(189,439)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(90,923)	$(54,720)	$(287,550)	$(189,439)

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,182,024	6,546,813	7,122,684	6,442,125

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

Statements of Cash Flows

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(287,550)	$(189,439)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	15,300	4,028
Amortization of prepaid expenses	5,000	36,000
Non cash interest expense	11,000	14,000
Common stock and warrants issued for services	202,391	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	640	-
(Increase) decrease in accounts receivable	-	(635)
(Increase) decrease in inventory	21,898	4,979
Increase (decrease) in deferred income	(220)	2,493
Increase (decrease) in accounts payable
and accrued expenses	14,080	(4,415)
Net Cash Used by Operating Activities	(17,461)	(132,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(114,196)	(267,193)
Net Cash Used by Investing Activities	(114,196)	(267,193)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of preferred dividends	(750)	-
Sale of common stock for cash	76,250	76,250
Net Cash Provided by
Financing Activities	75,500	76,250

NET DECREASE IN CASH	(56,157)	(323,932)

CASH AT BEGINNING OF PERIOD	86,183	435,367

CASH AT END OF PERIOD	$30,026	$111,435
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Preferred dividend paid with inventory	$-	$(9,000)
Contributed capital	-	101,092
The accompanying notes are an integral part of these financial statements.

Zaldiva, Inc.

Notes to Condensed Financial Statements

June 30, 2007

NOTE 1 - PRESENTATION BASIS

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.   Certain information and disclosures normally included in financial statements prepared in accordance with U. S.generally accepted accounting principles have been condensed or omitted.

These interim financial statements include all adjustments, consisting of normal recurring accruals, which in the opinion of management, are necessary in order to make the financial statements not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2006, as amended.

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

On May 24, 2007 the Board of Directors authorized issuance of 28,332 shares of common stock, based upon the trading value of the common stock, for the payment of $15,000 of dividends on its preferred stock. $10,000 of the preferred dividends were prepaid as of June 30, 2007.

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

NOTE 4 - SUBSEQUENT EVENT

On July 10, 2007, $300,000 of preferred stock (300,000 shares) was converted to 357,142 shares of the Company’s common stock.

NOTE 5 – WARRANTS

During May 2007, the Company issued 1,300,000 common stock purchase warrants to its officers and directors with an exercise price of $0.25 and vesting over 2years. Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grant of these warrants:  dividend yield of zero percent;  expected volatility of 165%; risk-free interest rates of 5.35 percent and  expected  lives of 2.0. The Company recorded an expense of  $76,391 for the warrants vesting during the six months ended June 30, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Results of Operation

I

For The Three Months Ended June 30, 2007 Compared to The Three Months Ended June 30, 2006.

During the quarterly period ended June 30, 2007, we received total revenues of $52,377. This compares to total revenues of $14,191 in the quarterly period ended June 30, 2006.  Costs of sales during these periods were $23,313 and $7,358 respectively. Both our increased revenues and increased costs of sales are due to our opening of our brick-and-mortar store in Oakland Park, Florida in November, 2006.  As a result of this increased visibility, we were able to more than triple our sales of comics and collectibles from the amount sold in the third quarter of 2006.  At the same time, we sold additional inventory in our store, which increased our cost of goods sold in the third quarter of 2007.

Operating expenses increased to $112,142 during the quarterly period ended June 30, 2007, from $53,759 in the year-ago period.  This increase is principally due to the issuance of stock purchase warrants to our management in lieu of cash compensation. We recorded $76,391 as the fair value of the warrants in 2007 compared to cash compensation of $33,336 in 2006. For the three months ended June 30, 2007, we had a net loss of $90,923, as compared to a net loss of $54,720 during the June 30, 2006, period.

For The Nine Months Ended June 30, 2007 Compared to The Nine Months Ended June 30, 2006.

During the nine month period ended June 30, 2007, we received total revenues of $117,828. This compares to total revenues of $52,748 in the nine month period ended June 30, 2006.  Costs of sales during these periods were $58,737 and $27,764 respectively. Both our increased revenues and increased costs of sales are due to our opening of our brick-and-mortar store in Oakland Park, Florida in November, 2006.  As a result of this increased visibility, we were able to more than double our sales of comics and collectibles from the amount sold in the first nine months of 2006.  At the same time, we sold additional inventory in our store, which increased our cost of goods sold in the second quarter of 2007.

Operating expenses increased to $323,291 during the nine month period ended June 30, 2007, from $194,840 in the year-ago period.  This increase is principally due to the issuance of 300,000 shares of our common stock to our CFO for his services valued at $126,000. For the nine months ended June 30, 2007, we had a net loss of $287,550, as compared to a net loss of $189,439 during the June 30, 2006, period.

Liquidity

The Company had cash on hand of $30,026 at June 30, 2007. We believe that this cash on hand may not be sufficient to meet our expenses through the end of our 2007 fiscal year.

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

Off-balance sheet arrangements

We have had no off balance sheet arrangements during the quarter ended June 30, 2007.

Forward-Looking Information.

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

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3(a)T. Controls and Procedures.

Management’s annual report on internal control over financial reporting

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

As required by Rule 13a-15(b) of the Securities and Exchange Commission, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007.  Based on this evaluation, our President and Chief Executive Officer have concluded that the Company's controls and procedures as of June 30, 2007, are not effective at the reasonable assurance level.

During the third quarter of our 2007 fiscal year, we engaged the services of J&J Consultants LLC, whose accountants have significant knowledge and over 40 years’ experience regarding the application of US GAAP and SEC requirements in order to remediate this weakness.  These accountants have been involved in the preparation of our financial statements for the third quarter of our 2007 fiscal year.

Changes in internal control over financial reporting

There have been no changes in Internal Control over financial reporting during this period represented by this report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On May 24, 2007 the Board of Directors authorized the issuance of 28,332 “unregistered” and “restricted” shares of its common stock to a preferred stockholder for the payment of $15,000 of dividends on its preferred stock.  The Company believes that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.  In connection with the sale of these securities, the Company relied on the fact that there were fewer than 35 “non-accredited” recipients.  In addition, neither the Company nor anyone acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a) None; not applicable.

(b) Nominating Committee

During the quarterly period ended June 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31.1 302 Certification of Nicole Leigh van Coller

31.2 302 Certification of Christopher R. Ebersole

32 Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZALDIVA, INC.

Date:	8/14/07	By:	/s/Nicole Leigh Van Coller
Nicole Leigh Van Coller
President

Date:	8/14/07	By:	/s/Christopher R. Ebersole
Christopher R. Ebersole
Chief Financial Officer