Form 10KSB
period 2007-09-30
ZALDIVA INC
filed 2007-12-31
CIK 1168325

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No.  000-49652

ZALDIVA, INC.

(Name of Small Business Issuer in its Charter)

Florida	65-0773383
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

331 East Commercial Boulevard

Fort Lauderdale, FL 33334

 (Address of Principal Executive Offices)

Issuer’s Telephone Number: (877) 925-3482

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.001 par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No     (2) Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State Issuer’s revenues for its most recent fiscal year: September 30, 2007 - $164,248.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days.

December 27, 2007 - $1,573,442.52.  There are approximately 6,051,702 shares of common voting stock of the Registrant beneficially owned by non-affiliates.  There is a limited public market for the common stock of the Registrant, so this computation is based upon the bid price of $0.26 per share of the Registrant's common stock on the OTC Bulletin Board.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None; not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

December 27, 2007:  Common – 8,163,332

December 27, 2007:  Preferred – 500,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format Yes [  ] No [X]

TABLE OF CONTENTS

PART I

3

Item 1. Description of Business

3

Item 2. Description of Property

8

Item 3. Legal Proceedings

8

Item 4. Submission of Matters to a Vote of Security Holders

8

PART II

8

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.  8

Item 6. Management’s Discussion and Analysis or Plan of Operation

11

Item 7. Financial Statements.

13

Report of Indepdendent Registered Public Accounting Firm

14

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  27

Item 8(a)T. Controls and Procedures.

27

Item 8(b). Other Information.

27

PART III

27

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act  27

Item 10. Executive Compensation

29

Item 11. Security Ownership of Certain Beneficial Owners and Management

30

Item 12. Certain Relationships and Related Transactions

32

Item 13. Exhibits

33

Item 14. Principal Accounting Fees and Services

33

SIGNATURES

34

PART I

Item 1. Description of Business

Zaldiva, Inc., a Florida corporation (the "Company," "we" or "us"), is in the business of selling comic books, toys and collectible items at our retail location at 331 East Commercial Blvd., Ft. Lauderdale, Florida, and through our web sites, Zaldiva.com, Zaldivacomics.com.  We also offer web design, hosting and IT services as well as our own brand of premium cigars and accessories. Since fiscal 2003, we have focused our operations increasingly on our online comic book and collectible retail operations, with less emphasis on cigar sales and web design and hosting. Following the grand opening of our new "brick-and-mortar" retail location in December, 2006, we expect that our operations will increasingly focus on the comic book and collectible end of business.  In the future, we may also acquire other small companies offering similar products and services, although we do not have any current deals in negotiation.

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

Our new retail location (located at 331 E Commercial Blvd, Ft. Lauderdale, FL 33334) officially opened for business on November 24, 2006.

Comic Books and Related Collectibles.

Comic books have been around at least as long as movies have. According to The Overstreet Comic Book Price Guide’s regular publication The Golden Age Quarterly, 1933 saw the publication of the first comic book in the size that would subsequently define the format.  Credit for the first comic book ever created typically goes to Richard Fenton Outcalt's creation, "The Yellow Kid," in 1896.  Outcalt essentially synthesized what had been made before him and introduced a new element, the balloon, a space where he wrote what the characters said, and that pointed to their mouth with a kind of tail.

From that point, the basis for a brand-new kind of art was set, and the adventure began.  In the first decades of their life, comic books were primarily for children’s amusement, and this explains the name they carry today in the English language.

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

This unlimited market transcends all barriers, including age, race and gender, and also language, since most shows and movies are released in dubbed versions world-wide.  Movies are released twice, first at the theater and then again in DVD and/or VHS format.  The comic books themselves create a demand for collectible items; and the movies and televisions shows create even more of a demand.  A popular comic book can, and often does, spawn hundreds of items to be collected and adored by its fans.  We are engaged in the business of selling those items –

everything from the comic book to the movie adaptation softcover book, and from the t-shirt to the prop replicas for the die-hard fans.

Traditional Marketing.

With the grand opening of our brick-and-mortar retail location in December, 2006, our operations began to take a more traditional marketing approach.

Brick-and-Mortar Store

The Company has taken out advertisements in local papers read by our target audience and we have also purchased radio spots on high-school and college radio stations. Flyers have been passed out as well as cooperatively placed in local businesses and restaurants. A costumed character was hired to wave to the traffic passing by in front of the store. More than 65,000 cars pass the location each day on their way to the highway entrance, so the sign on the building itself is a huge and effective form of advertisement.

Zaldiva.com

Advertisement for our web site is done through search engines, banner exchange programs and opt-in e-mail activities – all designed to drive traffic to our site.  Weekly specials and featured items are regularly created to increase return traffic.

Zaldiva Web Solutions.

We currently provide hosting services for over 100 clients which produces a residual income through their hosting renewals and maintenance of these sites. We offer three different Web Site packages, an E-commerce package as well as any custom work needed for potential clients.  Our IT services include, but are not limited to, the diagnosis, repair, maintainance, set-up and solution of software and hardware issues.  We provide networking and wireless networking set-up and maintenance and eradicate viruses. Install computers, replace and add/remove hardware and software to existing networks and computers.  Bringing companies up to speed on technologies, making them paperless and more.

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

IT Solutions –

*  Set-up, training and maintenance of 3rd party software

*  IT consulting

*  Networking and Wireless

*  Computer systems set-up and configuration

*  Virus eradication

Principal Products or Services and their Markets

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

Distribution Methods of the Products or Services

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

Status of any Publicly Announced New Product or Service

Zaldiva does not currently have any new product/service that has been publicly announced.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

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

No. 2: Location/Heavy Traffic

Commercial Blvd. is a heavily traveled road which runs East and West through Ft. Lauderdale and the surrounding cities. There is no highway to take travelers East and West in this section of the city, so Commercial Blvd. is most often used. The store is located about one-half mile East of the extremely busy Commercial Blvd. entrances and exits to I95. This location puts at least 65,000 cars in front of the store each day. Zaldiva’s largest competitor is about eight miles West of the new store. Many people who live on the East side of Ft. Lauderdale and surrounding cities have had to travel through heavy traffic to this competitor for the past decade – simply because there was no choice. The new store makes it easy not only for those living on the East side to get their collectibles, but for people to the South (the Hollywood/Miami areas) and to the North (the Boca/Palm Beach areas) because of our proximity to the highway (I95).

No. 3: Knowledge and Attitude

We KNOW and love comics and collectibles. Other stores hire cheap labor to put behind the counter – and it shows. Zaldiva’s customers receive a warm and genuinely friendly greeting when they arrive. All of their questions are answered. We can find a common interest with anyone that walks in and run with it. We can recommend comics books based upon their interests. If they haven’t read a comic in years, we can get them up to speed. All of these things result in return customers. Many customers fly through our recommended books and return within days to get the next issue/volume or to get yet another recommendation.

No. 4: Our Online Store

No other local shops currently provide an online purchase/in-store pick up option. No other local shops even offer their full line of products both online and in-store – so we are unique in that area. The web-site is maintained by Zaldiva, so the overhead is next to nothing.

No. 5: Gift Certificates

We offer both on-line and in-store Gift Certificates. As simple as this sounds, none of our local competitors offer them. They were a big hit for Christmas and they cost no more than a little paper and ink.  We had no outstanding gift certificates at September 30, 2007.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Zaldiva does not use any raw materials in its operations.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have obtained a trademark with the Florida Department of State for our logo, the word "Zaldiva" and a design of a crest in an oval shape with two birds, a star, leaves and a sunburst.  Under Florida law, the knowing or willful forgery or counterfeiting of a Florida trademark constitutes the crime of counterfeiting, which may be a felony or a misdemeanor, depending on the circumstances.  Our trademark will expire on November 27, 2011, but it may be renewed for a fee of $87.50. (This trademarked logo is used expressly for Zaliva Cigars). We have not applied for a registered trademark with the U.S. Patent and Trademark Office.

Need for any Governmental Approval of Principal Products or Services

None; not applicable.  However, see the caption "Effect of Existing or Probable Governmental Regulations on Business," below.

Effect of Existing or Probable Governmental Regulations on the Business

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

Sarbanes-Oxley Act.

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

Research and Development Costs During the Last Two Fiscal Years

Zaldiva has not spent any money on research and development and we do not anticipate any need in the foreseeable future to spend resources on research and development.

Cost and Effects of Compliance with Environmental Laws

Since the nature of its business is retail sales and marketing, Zaldiva does not believe that it will have any environmental compliance concerns.

Number of Total Employees and Number of Full Time Employees

As of September 30, 2007, Zaldiva had four full-time and no part-time employees.  They are not part of any union, and we believe that our relationships with them are good.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

Item 2. Description of Property

In September, 2004, we purchased a property located at 331 East Commercial Boulevard in Fort Lauderdale, Florida.  The property is situated in a high-traffic commercial residential area.  We have renovated and expanded the property, which is now being used as a retail location for higher-end collectibles.  We opened the property for business on November 14, 2006, and had our grand opening on December 16, 2006.

The property consists of approximately 1600 to 1700 square feet.  We purchased the property for approximately $239,000 cash, using the proceeds from a private placement of preferred stock.  The total cost of renovation was approximately $415,000.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority ("FINRA") under the symbol "ZLDV", with quotations that commenced in April, 2003; however, the market for shares of our common stock is extremely limited.  No assurance can be given that the present limited market for our common stock will continue or will be maintained, and the sale of the our common stock pursuant to Rule 144 of the Securities and Exchange Commission by our directors, executive officers or principal stockholders may have a substantial adverse impact on any such public market.

The high and low closing bid prices for shares of our common stock of for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:

Period	High	Low
October 1, 2005 through December 31, 2005	$0.52	$0.23

January 1, 2006 through March 31, 2006	$0.95	$0.21

April 1, 2006 through June 30, 2006	$0.90	$0.35

July 1, 2006 through September 30, 2006	$0.43	$0.35

October 1, 2006 through December 31, 2006	$0.45	$0.35

January 1, 2007 through March 30, 2007	$0.71	$0.43

April 1, 2007 through June 30, 2007	$0.75	$0.45

July 1, 2007 through September 30, 2007	$0.85	$0.60

These bid prices were obtained from the National Quotation Bureau, LLC ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

No assurance can be given that any "established public market" will develop in the common stock of the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 148, not including an indeterminate number who may hold shares in “street name.”

Dividends

Zaldiva has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Our Preferred Stock holders are entitled to receive dividends at a rate to 4% of the Liquidation Preference per share per annum, payable quarterly on January 1, April 1, July 1, and October 1.  Any dividends that are not paid within three trading days following the date payable, shall continue to accrue and shall entail a late fee at the rate of 18% per annum.  As of September 30, 2007, we had paid all dividends with common shares and with none in arrears.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

Recent Sales of Unregistered Securities

During the last three years we issued the following unregistered securities:

To whom	Date	Number of shares	Consideration*
Four "accredited” investors	1/04	(1)	$152,500
Three "accredited” investors	9/04	(2)	$500,000
Nicole Leigh van Coller	12/05	300,000	Services valued at $96,000
The Human Cash Register	6/06	305,000	Warrant exercise
Two ”accredited” investors	7/06	42,858	(3)

Christopher Ebersole	12/06	300,000	Services valued at $126,000 and signing bonus
Super Distributors	2/07	305,000	Warrant exercise
Two “accredited” investors	5/07	28,332	(3)
Two “accredited” consultants	5/07	(4)	(4)
Super Distributors	7/07	357,142	Conversion of Preferred Stock
Three investors	8/07	305,000	Warrant exercise

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

(3) We issued these shares of "unregistered" and "restricted" shares of our common stock as payment for the quarterly dividends of our Series A Preferred Stock.

(4)  We issued warrants to purchase a total of 1,300,000 “unregistered” and “restricted” shares of our common stock to two consultants, in consideration of services rendered.  Each warrant is exercisable at a price of $0.25 per share, and expires in June, 2012.

We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission.

Use of Proceeds of Registered Securities

Zaldiva had no proceeds from the sale of registered securities during the periods covered by this Annual Report or the fiscal periods reported in its consolidated financial statements that accompany this Annual Report.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 July 1, 2007 through July 31, 2007	-0-	-0-	-0-	-0-
Month #2 August 1, 2007 through August 31, 2007	-0-	-0-	-0-	-0-
Month #3 September 1, 2007 through September 30, 2007	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

Item 6. Management’s Discussion and Analysis or Plan of Operation

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the years ended September 30, 2007 and 2006, we had revenues of $164,248, and $77,649, respectively.  This increase in revenues was due principally to the opening of our Ft. Lauderdale retail location in November, 2006.  During the period ended September 30, 2007, approximately 85% of our revenues were derived from retail sales of comics and collectibles and cigars and accessories, with the remaining 15% coming from our internet services.  In the fiscal year ended September 30, 2006, these percentages were 72.8% and 27.2%, respectively.

Cost of goods sold increased to $82,845 in the fiscal year ended September 30, 2007, from $34,412 in the prior fiscal year.  As a percentage of product sales, cost of goods sold was virtually unchanged, representing in 59.4% of product sales in 2007, and 60.9% of product sales in 2006.

Our operating expenses increased to $442,612 in fiscal 2007, from $244,992, in fiscal 2006.  Net loss totaled $389,314 for the year ended September 30, 2007, and net loss totaled $226,943 for the year ended September 30, 2006.

Liquidity

Zaldiva had cash and cash equivalents of $77,769 as of September 30, 2007, and total current assets of $167,742; total current liabilities of $608,134; and a total stockholders’ equity of $228,514.

Off-Balance Sheet Arrangements

Zaldiva had no off-balance sheet arrangements during any of the period covered by this Annual Report or the consolidated financial statements that accompany this Annual Report.

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 7. Financial Statements.

ZALDIVA, INC.

FINANCIAL STATEMENTS

September  30, 2007

Report of Indepdendent Registered Public Accounting Firm

Board of Directors and Stockholders

Zaldiva, Inc.

Ft. Lauderdale, Florida

We have audited the accompanying balance sheet of Zaldiva, Inc. as of September 30, 2007, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2007 and 2006. These financial statements are the responsibility of  the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaldiva, Inc. as of September 30, 2007, and the results of operations and cash flows for the years ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Zaldiva, Inc. will continue as a going concern.  As discussed in Note F to the financial statements, the Company has experienced recurring losses.  These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note F.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Mantyla, McReynolds, LLC

December 28, 2007

Salt Lake City, Utah

ZALDIVA, INC.
Balance Sheet
ASSETS

September 30,
2007
CURRENT ASSETS

Cash and cash equivalents	$77,769
Accounts receivable, net	-
Inventories	84,973
Prepaids and other assets	5,000

Total Current Assets	167,742

PROPERTY AND EQUIPMENT, Net	668,906

TOTAL ASSETS	$836,648

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$15,616
Deferred revenue	4,283
Convertible preferred stock; $0.001 par value,
20,000,000 shares authorized, 500,000 shares
issued and outstanding	588,235

Total Current Liabilities	608,134

Total Liabilities	608,134

STOCKHOLDERS' EQUITY

Common stock; $0.001 par value, 50,000,000 shares authorized, 8,163,332 shares issued and outstanding	8,163
Additional paid-in capital	1,247,477
Accumulated deficit	(1,027,126)

Total Stockholders' Equity	228,514

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY	$836,648

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.
Statements of Operations

	For the Years Ended
	September 30,
	2007	2006

REVENUES

Product Sales	$139,446	$56,537
Internet services	24,802	21,112

Total Revenues	164,248	77,649

COST OF GOODS SOLD	82,845	34,412

Gross Profit	81,403	43,237

OPERATING EXPENSES

General and administrative expenses	121,424	66,670
Consulting and professional fees	298,340	158,087
Advertising expense	22,848	20,235

Total Operating Expenses	442,612	244,992

OPERATING LOSS	(361,209)	(201,755)

OTHER INCOME (EXPENSE)

Interest income	895	6,812
Interest expense	(29,000)	(32,000)

Total Other Income (Expense)	(28,105)	(25,188)

NET LOSS BEFORE INCOME TAXES	$(389,314)	$(226,943)
Provision for income taxes	-	-
NET LOSS	$(389,314)	$(226,943)

BASIC AND DILUTED
LOSS PER SHARE	$(0.05)	$(0.03)

WEIGTHED AVERAGE NUMBER OF SHARES
OUTSTANDING – BASIC AND DILUTED	7,422,159	6,546,442

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.
Statements of Stockholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2005	6,220,000	$6,220	$245,280	$(410,869)	$(159,369)

Additional capital for inventory	-	-	12,000	-	12,000

Common stock issuance	647,858	648	186,604	-	187,252

Net loss for the year
ended September 30, 2006	-	-	-	(226,943)	(226,943)

Balance, September 30, 2006	6,867,858	6,868	443,884	(637,812)	(187,060)

Common stock issued for services	300,000	300	125,700	-	126,000

Contributed capital	-	-	4,835	-	4,835

Conversion of convertible
preferred stock	357,142	357	352,584	-	352,941

Warrants exercised	610,000	610	152,720	-	153,330

Common stock issued for dividends	28,332	28	14,972	-	15,000

Fair value of warrants granted	-	-	152,782	-	152,782

Net loss for the year
ended September 30, 2007	-	-	-	(389,314)	(389,314)

Balance, September 30, 2007	8,163,332	$8,163	$1,247,477	$(1,027,126)	$228,514

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.
Statements of Cash Flows
	For the Years Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(389,314)	$(226,943)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	20,287	5,370
Noncash interest expense	15,000	22,000
Common stock and warrants issued for services	278,782	48,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	-	1,265
(Increase) decrease in inventory	(4,279)	4,964
(Increase) decrease in prepaid expenses	640	-
Increase (decrease) in accounts payable and accrued expenses	338	12,721

Net Cash Used by Operating Activities	(78,546)	(132,623)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of assets	(87,595)	(293,249)

Net Cash Used by Investing Activities	(87,595)	(293,249)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock	158,165	76,250

Net Cash Provided by Financing Activities	158,165	76,250

NET INCREASE (DECREASE) IN CASH	(7,976)	(349,622)

CASH AT BEGINNING OF YEAR	85,745	435,367

CASH AT END OF YEAR	$77,769	$85,745
SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Contributed inventory	$-	$12,000
Stock issued for prepaid interest	$-	$(5,000)
Stock issued as dividend on preferred stock	$(15,000)	$(10,000)
Preferred stock converted to common stock	$352,941	$-
Stock issued for current liabilities	$-	$(48,000)
The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2007 and 2006

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

The Company incorporated under the laws of the State of Florida on August 11, 1997 as Zaldiva Cigarz & Newz.  In October 2001 the Company amended its Articles of Incorporation to change its name to Zaldiva, Inc. and to change its authorized capital.

Zaldiva, Inc. is in the business of selling comic books, toys and collectible items at its retail location at 331 East Commercial Blvd., Ft. Lauderdale, Florida, and through the web sites, Zaldiva.com, Zaldivacomics.com.

The principal products are the comic books, toys and collectibles that are sold from the Company’s newly-opened store in Ft. Lauderdale, Florida and through the web site (www.zaldiva.com).  The Company also performs services such as web design, hosting and IT services.  The Company also sells cigars and accessories, but this currently comprises less than ten percent of the business.  Zaldiva has maintained an e-commerce web presence through Zaldiva.com since July of 1997.

Zaldiva.com features products from wholesalers through the Internet.  The majority of customer service issues are handled through individual affiliate partners, who are large online retailers with links from the Company's website to their own.   These affiliates use Zaldiva as a marketing source.  As customers purchase products as a result of a referral, the Company earns a commission on the sale.

The Company has inventory of collectibles and other memorabilia which is available for sale over the Internet and at its retail store.  The Company also promotes and sells its own brand of cigars and accessories.  The cigars are made by outside entities and are sold through e-commerce or through independent direct sales establishments.

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles.  The following summarizes the more significant of such policies:

Statement of Cash Flows

Cash is comprised of cash on hand or on deposit in banks.  The Company has $77,769 as of September 30, 2007.

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the first-in, first-out (FIFO) method.  The Company maintains little or no inventory of cigars which are generally shipped from the supplier directly to the customer.  The inventory on hand as of September 30, 2007 consists of collectibles and memorabilia recorded at a cost of $84,973.  This inventory is listed and described on the Company's web site where it is available for sale.

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

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2007 and 2006

NOTE A – SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued)

Basic Earnings (Loss) Per Common Share

Basic (loss) per common share is based on the net loss divided by weighted average number of common shares outstanding.

Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the year ended September 30, 2007 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

As of the year ended September 30, 2007 there were 1,605,000 potentially dilutive shares resulting from the issuances of warrants.  Also, all of the 500,000 shares of Series A Preferred Stock were potentially dilutive since they had reached the passage of 12 months.  (See Note B.)

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

Revenue on cigar and accessory sales is recognized as products are delivered to the customer or retailer.  The Company records accounts receivable for sales which have been delivered but for which money has not been collected.  The balance uncollected as of September 30, 2007 and 2006 was $0.  For customer purchases paid in advance, the Company records a liability until products are shipped.  There was $0 of outstanding unearned revenue from product sales as of September 30, 2007.

Revenue is also recognized from web site development and maintenance after services have been rendered.  For these services, contracts are established with each customer.  Fees for development of web sites are negotiated based on the level of detail and features desired by the customer.  Half of the fee is generally charged when the contract is entered.  The remaining fee is due upon completion of the customers working web site.  Historically, maintenance work and the associated costs have been minimal.  Typically, future services involve upgrades or enhancements which are services which generate new fee arrangements.  Hosting agreements are offered to customers for service periods of three, six, and twelve months.  As of September 30, 2007, the Company has $4,283 of deferred revenue for hosting services to be provided over the next twelve months.

There has been no revenue from commissions on sales through the on-line shopping center and the Company is still developing this revenue process.  Contract terms contain a variety of durations and commission percentages based on dollar sales and volume of referrals.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2007 and 2006

NOTE A – SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company established and published a policy which allows customers to return most purchased items within 15 days of order for a full refund.  All returns or exchanges must be accompanied by an original invoice or sales receipt.  The Company will pay for return shipping costs if the return is a result of Company error.  As of September 30, 2007, the Company had transactions totaling less than $7,000 within the 15 day return period. No allowance for returns has been recorded as of September 30, 2007.

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line and the declining balance methods over the useful lives (39 years for depreciable real estate structures and 5-7 years for equipment and furnishings) of the related assets. See Note D.  Expenditures for maintenance and repairs are charged to expense as incurred.  The Company currently leases space on two servers under operating lease.  The Company pays $625 on a month-to-month basis.

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

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2007 and 2006

NOTE A – SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123(R), which generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values.  Currently, there are no stock-based compensation or option plans in place.

Impact of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007 , the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its financial position, results of operations and disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2007 and 2006

NOTE A – SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recent Accounting Pronouncements (Continued)

115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

NOTE B – ISSUANCE OF COMMON AND PREFERRED SHARES

Stock Purchase Warrants.

During 2004, the Company raised $152,500 from the sale of 1,220,000 Units to four "accredited" investors at a price of $0.125 per Unit.  Each Unit consists of one "unregistered" and "restricted" share of common stock and one warrant to purchase an additional share of common stock for $0.25, exercisable for five years.  305,000 warrants remain outstanding as of the balance sheet date.

During May 2007, the Company issued an aggregate of 1,300,000 common stock purchase warrants to two existing shareholders for a two year consulting agreement.  The warrants mature in 5 years from the grant date, have an exercise price of $0.25, and vest over 2 years. Under FASB Statement 123, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grant of these warrants:  dividend yield of zero percent;  expected volatility of 165%; risk-free interest rates of 5.35 percent and  expected  lives of 2.0. The Company recorded an expense of $152,782 for the warrants vesting during the year ended September 30, 2007.  The remaining compensation expense will be recognized in future fiscal years as follows: $458,345 in 2008 and $305,564 in 2009.

Preferred Stock

On September 22, 2004, the Company issued 500,000 shares of Series A 4% Preferred Stock having a par value of one mill ($0.001) per share, in consideration of gross proceeds of $500,000.  On August 24, 2005 the Company issued 300,000 shares of Series A 4% Preferred Stock having a par value of one mill ($0.001) per share, in consideration of gross proceeds of $300,000 which were converted to 357,142 common shares during the year ended September 30, 2007.  The preferred shares are being recorded as a liability, and the dividends are being accounted for as interest  expense.  The shares have the following rights:

*    Voting rights:  The holders of the Series A Preferred Stock shall not be entitled to vote separately on any matter submitted to a vote of the stockholders of the Company.

*      Liquidation: Upon any liquation, Series A Preferred Stockholders are entitled to distribution or payment before any other class of stock.  The per share liquidation value on any date is equal to $1.00.

*    Dividends:  The holders are entitled to receive dividends at a rate equal to 4% of the Liquidation Preference per share per annum, payable quarterly on January 1, April 1, July 1, and

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2007 and 2006

NOTE B – ISSUANCE OF COMMON AND PREFERRED SHARES (Continued)

October 1.  Any dividends that are not paid within three trading days following the date payable, shall continue to accrue and shall entail a late fee at the rate of 18% per annum.

*     Conversion:  Subject to the passage of 12 months from stock issuance, the holder may convert the preferred shares into the Company's common shares at a price equal to 85% of the average closing bid price of the common shares for the five trading days immediately preceding the conversion date. Consequently, the liability for the 800,000 preferred shares was originally recorded at $941,176 on the balance sheet.  The difference between the face value and the carrying value was recognized as interest expense during the periods when the stock was issued.

*    Redemption:  The Company is permitted to redeem any and all shares of the Series A Preferred Stock at a price of $1.00 per share.  In addition to the redemption price of $1.00, the Company shall issue one warrant to purchase one share of common stock at a price of $0.50 per share, exercisable for a period of five years.

According to the dividend rights, the Company paid dividends valued at $24,000 during the year.  No dividends are in arrears as of the balance sheet date.

Common Stock

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

During the year ended September 30, 2006 the Board of Directors approved the issuance of 42,858 "unregistered" and "restricted" shares of its common stock at $0.35 per share in lieu of $15,000 in total dividends due to two shareholders on Series A Preferred Stock for the quarters commencing July 1, 2006,  October 1, 2006 and January 1, 2007.

On December 11, 2006 the Board of Directors authorized issuance of 300,000 "unregistered" and "restricted" shares of common stock to newly appointed CFO Chris Ebersole for services rendered.  Compensation expense was recorded at December 11, 2006 in the amount of $126,000, based on a closing share price of $0.42 on the date authorized.  The shares were not actually issued until February 8, 2007.

In February 2007, the Company issued 305,000 shares of "unregistered" and "restricted" common stock for Warrants that were exercised at $0.25 per share.

On May 24, 2007 the Board of Directors authorized issuance of 28,332 shares of common stock, based upon the trading value of the common stock, for the payment of $15,000 of dividends on its preferred stock. $5,000 of the preferred dividends were prepaid as of September 30, 2007.

In August 2007, the Company issued 305,000 shares of "unregistered" and "restricted" common stock for Warrants that were exercised at $0.25 per share.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2007 and 2006

NOTE C – ACCOUNTING FOR INCOME TAXES

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

Deferred Tax Assets	Balance	Tax	Rate
Loss Carryforward (expires 2027)	$ (557,016)	$ (194,956)	35%
Valuation Allowance		194,956
Deferred Tax Asset		$ -

The valuation allowance has increased $38,687 from $156,269 as of September 30, 2006.  Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	Years Ended September 30,
	2007	2006
Federal statutory rate	35.0%	35.0%
Effect of:
State income taxes	0.0%	0.0%
Change in valuation allowance,
Federal and State; and other	-35.0%	-35.0%
Effective tax rate	0.0%	0.0%

NOTE D – PROPERTY

The major classes of assets as of the balance sheet date are as follows:

Building Improvements	$ 7,695
Land	239,116
Building	417,755
Equipment	17,634
Computer Equipment	5,355
Display Equipment	19,995
Accumulated Depreciation	(38,644)
Total	$ 668,906

Depreciation expense was $20,287 and $5,370, for the years ended September 30, 2007 and 2006, respectively.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2007 and 2006

NOTE E – SEGMENT INFORMATION

Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that the Company disclose information about its operating segments.  Zaldiva has two strategic business units: (1) comic books, toys and collectible items and (2) web design, hosting and IT services.   Currently the Company accounts for the two lines of business in similar accounts and within one set of financial statements.  Evaluation procedures are preformed on the Company as a whole.  The Company anticipates that with future growth, there will be additional SFAS 131 data to report.

NOTE F – LIQUIDITY/GOING CONCERN

The Company has experienced recurring losses and has limited operating capital which together raises substantial doubt about its ability to continue as a going concern.  Financing for the Company's activities to date has been provided primarily by its operations and by the issuance of stock.

Management anticipates that the opening of its retail store will increase its ability to attain profitable operations. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as a going concern.  Management plans to continue to raise operating capital through the sale of its common stock until such time as profitable operations are achieved. Should management be unsuccessful in its activities, the Company may experience material adverse effects.

NOTE G – RELATED PARTY TRANSACTIONS

The Company paid a shareholder consulting fees in the amount of $0 and $45,290 during the years ended September 30, 2007 and 2006, respectively.  There are no outstanding balances due to or from this party as of September 30, 2007.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are have been no changes in our independent accountants during the past two fiscal years or any disagreements with independent accountants on accounting and financial disclosure.

Item 8(a)T. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in internal control over financial reporting

Zaldiva had no changes in internal control over financial reporting during the periods covered by this Annual Report.

Item 8(b). Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Robert B. Lees	President, Chairman, CEO and	12/24/97 12/24/97 12/24/97	4/19/07 * *
	Director	12/24/97	*
John A. Palmer, Jr.	Secretary	2/15/98	*
	Director	12/24/97	*
Jeremy I. Van Coller	Secretary	12/24/97	2/15/98
	Director	12/24/97	*
	COO	6/2/07	*
Christopher Ebersole	CFO	12/11/06	*

	Treasurer	6/2/07	*
Nicole Leigh-Van Coller	President Director	4/19/07 6/4/07	* *

* These persons presently serve in the capacities indicated.

Business Experience

Ms. Leigh-van Coller is 36 years of age.  She is a 1989 graduate of Washington High School in Phoenix, Arizona.  For the past five years, she has been significantly involved in the Company’s operations, including web site design and maintenance, inventory and shipping, online sales fulfillment and general operations.

Robert B. Lees.  Mr. Lees, age 59, is a graduate of the U.S. Naval Academy. He served as an Officer in the Marine Corps, both overseas and domestically.  After transferring to the active Reserves, he joined the DuPont Company, where he managed the Southeastern Region.  He took the region from last to first in the acrylic sheet division for sales and service.  He then became part owner and general manager of a wood laminating operation in Orlando, Florida.  Upon the sale of the business, he joined Merrill Lynch in the Private Client Group and became an assistant Vice President.  He has since consulted to a Florida-based investor relations firm, and served as President and Chief Operating Officer of two start-up companies, as well as his current position.

John A. Palmer, Jr.  Mr. Palmer is 68 years old.  He is a graduate of the University of Wisconsin, where he received a BS in Mathematics and Physics and an MS in Education and Counseling.  He has continued his education throughout his life and has completed multiple workshops in Electromechanical Automation, Electromechanical Systems, Vacuum Technology, Vacuum and RF Power and Semiconductor Manufacturing Processes.  He was a presenter for Basic Troubleshooting and Electromechanical Devices at the Intel/MATEC Summer Institute, Arizona as well as for the transducers Workshop in Orlando, Florida and the Rockwell automation PLC Workshop in Michigan.  Since 1969, Mr. Palmer has served as a Professor of Electricity, Industrial Electronics, Manufacturing Electronics and Mathematics at the Central Arizona College in Coolidge, Arizona.  In addition, he has been involved in Summer Faculty Internships at Motorola and Intel, both in Phoenix, Arizona.

Jeremy I. van Coller.  Mr. Van Coller, age 28, is a graduate of Kloof High School (Kwa Zulu Natal, Kloof, South Africa) where his line of studies included Technical Drawing (architectural renderings), Biology, Advanced Mathematics, English and Afrikaans.  He continued his education by attending the Academy of Learning (Kwa Zulu Natal, Pinetown, South Africa) where he studied Marketing, Management and Computer Science for approximately one year prior to moving to the United States.  Mr. Van Coller worked as a computer sales person in South Africa during and after attending the Academy.  Over the past two years, he served as an Assistant to the Network Administrator for various South Florida Internet service providers, where he handled domain name servers, mail servers, BSDI and Cobalt servers.  Mr. van Coller currently serves as a Computer Technician Consultant handling personal computer repair and construction, hardware and software troubleshooting and some web design, in addition to being the current Network Administrator for Zaldiva, Inc.  Mr. van Coller is a collector and as such, has an extensive knowledge of comic books and related movies and merchandise.

Christopher Ebersole.   Mr. Ebersole, age 40, is a graduate of S.C.C.C., where he received his AS in business.  He has also attended Florida Atlantic University, where he studied finance.  Mr. Ebersole has extensive experience in financial management and general management, including 15 years in senior management positions.  Prior to joining Zaldiva, Inc., he was a former licensed investment professional and has worked closely with numerous public companies.  With a broad base of experience in leadership, management, finance, auditing, sales, marketing, product development, and human resources, Mr. Ebersole brings a wide view to financial management. A true finance entrepreneur, he has founded a Web Development and IT Consulting company.

Significant Employees

Zaldiva has no significant employees who are not executive officers.

Family Relationships

Our President, Nicole Leigh-Van Coller and Jeremy I. Van Coller are husband and wife.

Involvement in Certain Legal Proceedings

Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission.

Code of Ethics

The Company adopted a Code of Ethics that was filed as an exhibit 14 to our Annual Report on Form 10-KSB-A1 for the year ended September 30, 2002, and is incorporated herein by reference. See Item 13 of this report.

Nominating Committee

During the Annual period ended September 30, 2007, there were no changes in the procedures by which security holders may recommend nominees to Zaldiva’s Board of Directors; and Zaldiva does not presently have a Nominating Committee for members of its Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

Zaldiva does not have an Audit Committee, and it is not required to have an Audit Committee; Zaldiva does not believe that the lack of an Audit Committee will have any adverse effect on its financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal

Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Robert B. Lees President Chairman CEO and Director	9/30/07 9/30/06 9/30/05	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
John A. Palmer, Jr. Secretary and Director	9/30/07 9/30/06 9/30/05	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Jeremy Van Coller COO Director	9/30/07 9/30/06 9/30/05	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Christopher Ebersole, CFO and Treasurer	9/30/07 9/30/06 9/30/05	22,200 0 0	(1) 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Nicole Leigh-Van Coller	9/30/07	0	0	0	0	0	0	0	0

(1)  In December, 2006, the Company authorized the issuance of 300,000 “unregistered” and “restricted” shares of its common stock to Christopher Ebersole in consideration of services rendered from October, 2006, through December, 2006, and as a signing bonus for agreeing to serve as the Company’s CFO.

Except as indicated above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Zaldiva's management during the fiscal years indicated above.  Further, no member of management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Outstanding Equity Awards

None; not applicable.

Compensation of Directors

None; not applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who are principal shareholders of the Company’s common stock.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Robert B. Lees	500,000	6.1%

Common Stock	John A. Palmer, Jr.	607,000	7.4%
Common Stock	Jeremy I. Van Coller	599,630	7.3%
Common Stock	Christopher Ebersole	405,000	5.0%
Common Stock	Nicole Leigh Van Coller	601,429	7.4%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of September 30, 2007:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Robert B. Lees	500,000	6.1%
Common Stock	John A. Palmer, Jr.	607,000	7.4%
Common Stock	Jeremy I. Van Coller	599,630	7.3%
Common Stock	Christopher Ebersole	405,000	5.0%
Common Stock	Nicole Leigh Van Coller	601,429	7.4%

In addition, Nicole Leigh van Coller is the beneficial owner of 75,000 shares of our Series A 4% Preferred Stock, representing 15% of the outstanding shares of that class.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of Zaldiva.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest, except for those listed under ”Transactions with Promoters and Control Person."

Parents of the Issuer

Zaldiva has no parents.

Transactions with Promoters and control persons

There have been no transactions since the beginning of our last fiscal year, or any currently proposed transaction in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last three completed fiscal years.

Item 13. Exhibits

Exhibits

Exhibit 31.1 Certification of Nicole Leigh van Coller, the Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Christopher Ebersole, the Company’s CFO, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended September 30, 2007 and 2006:

Fee category

2007

2006

Audit fees

$28,560

$28,842

Audit-related fees

$  3,278

$          0

Tax fees

$  2,284

$      640

All other fees

$          0

$          0

Total fees

$34,122

$29,482

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, the Company does require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZALDIVA, INC.

Date:	December 31 , 2007	By:	/s/Nicole Leigh van Coller
Nicole Leigh van Coller, President

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:      December  31 , 2007

 /s/ Nicole Leigh van Coller

Nicole Leigh van Coller

President and Director

Date:      December 31 , 2007

Christopher R. Ebersole

Christopher R. Ebersole, CFO

Date:       December 31 , 2007

/s/ Robert Lees

Robert Lees, Director

Date:

  December 31 , 2007

/s/ Jeremy van Coller

Jeremy van Coller, Director