Form 10QSB
period 2007-12-31
ZALDIVA INC
filed 2008-02-14
CIK 1168325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: December 31, 2007 - 8,163,332 shares of common stock.

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

ZALDIVA, INC.

Balance Sheets

ASSETS

	December 31,	September 30,
	2007	2007
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$62,944	$77,769
Inventories	82,948	84,973
Prepaid expenses	2,500	5,000

Total Current Assets	148,392	167,742

PROPERTY & EQUIPMENT, Net	663,919	668,906

TOTAL ASSETS	$812,311	$836,648

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$14,982	$15,616
Deferred revenue	4,186	4,283
Convertible preferred stock; $0.001 par value,
20,000,000 shares authorized, 500,000 shares
issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	607,403	608,134

STOCKHOLDERS' EQUITY

Common stock; $0.001 par value, 50,000,000
shares authorized, 8,163,332 shares issued and
outstanding, respectively	8,163	8,163
Additional paid-in capital	1,362,063	1,247,477
Accumulated deficit	(1,165,318)	(1,027,126)

Total Stockholders' Equity	204,908	228,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$812,311	$836,648

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31,
	2007	2006

REVENUES

Product Sales	$70,273	$23,851
Internet services	9,080	3,784

Total Revenues	79,353	27,635

COST OF GOODS SOLD	43,513	13,584

Gross Profit (Loss)	35,840	14,051

OPERATING EXPENSES

General and administrative expenses	150,822	168,018
Advertising expense	3,447	3,874
Website development expenses	9,421	-
Depreciation expense	4,987	5,326

Total Operating Expenses	168,677	177,218

OPERATING LOSS	(132,837)	(163,167)

OTHER INCOME (EXPENSE)

Interest income	529	477
Interest expense	(5,884)	(8,000)

Total Other Income
(Expense)	(5,355)	(7,523)

NET LOSS	$(138,192)	$(170,690)

BASIC AND DILUTED
LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	8,163,332	6,933,075

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(138,192)	$(170,690)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	4,987	5,326
Fair value of warrants issued for services	114,586	-
Non cash interest expense	2,500	8,000
Common stock issued for services	-	126,000
Changes in operating assets and liabilities
(Increase) decrease in inventory	2,025	7,252
(Increase) decrease in prepaid expenses	-	640
Increase (decrease) in current liabilities	(731)	(5,628)

Net Cash Used by Operating Activities	(14,825)	(29,100)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(29,817)

Net Cash Used by Investing Activities	-	(29,817)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	(14,825)	(58,917)

CASH AT BEGINNING OF PERIOD	77,769	85,744

CASH AT END OF PERIOD	$62,944	$26,827

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

Zaldiva, Inc.

Notes to Condensed Financial Statements

December 31, 2007

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2007 audited financial statements.  The results of operations for the periods ended December 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 -

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Zaldiva, Inc.

Notes to Condensed Financial Statements

December 31, 2007

NOTE 3 -

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Results of Operation

For The Three Months Ended December 31, 2007 Compared to The Three Months Ended December 31, 2006.

During the quarterly period ended December 31, 2007, we received total revenues of $79,353. This compares to total revenues of $27,635 in the quarterly period ended December 31, 2006.  Costs of sales during these periods were $43,513 and $13,584 respectively. Both our increased revenues and increased costs of sales are due to our opening of our brick-and-mortar store in Oakland Park, Florida in November, 2006.  As a result of this increased visibility, we were able to nearly triple our sales of comics and collectibles from the amount sold in the first fiscal quarter of 2007.

Operating expenses decreased to $168,677 during the quarterly period ended December 31, 2007, from $177,218 in the year-ago period.   During the quarterly period ended December 31, 2007, our operating expenses included a non-cash expense of approximately $114,000 related to the amortization of the fair value of the warrants issued for services during the prior year.  For the three months ended December 31, 2007, we had a net loss of $138,192, as compared to a net loss of $170,690 during the December 31, 2006, period.

Liquidity

The Company had cash on hand of $62,944 at December 31, 2007. We believe that this cash on hand may not be sufficient to meet our expenses through the end of our 2008 fiscal year.

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

Off-balance sheet arrangements

We have had no off balance sheet arrangements during the quarter ended December 31, 2007.

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

Item 3(a)T. Controls and Procedures.

Management’s quarterly report on internal control over financial reporting

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

The material weakness identified related to the lack of sufficient knowledge and experience of the personnel preparing our financial statements regarding the application of US GAAP and SEC requirements.

During the third quarter of our 2007 fiscal year, we engaged the services of J&J Consultants LLC, whose accountants have significant knowledge and over 40 years’ experience regarding the application of US GAAP and SEC requirements in order to remediate this weakness.  These accountants have been involved in the preparation of our financial statements for the first quarter of our 2008 fiscal year.

As required by Rule 13a-15(b) of the Securities and Exchange Commission, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  Based on this evaluation, our President and Chief Executive Officer have concluded that the Company's controls and procedures as of December 31, 2007, are effective at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in Internal Control over financial reporting during this period represented by this report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None, not applicable.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)

None; not applicable.

(b)

Nominating Committee

During the quarterly period ended December 31, 2007, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31.1 302 Certification of Nicole Leigh van Coller

31.2 302 Certification of Christopher R. Ebersole

32 Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZALDIVA, INC.

Date:	2/14/08	By:	/s/Nicole Leigh Van Coller
Nicole Leigh Van Coller
President

Date:	2/14/08	By:	/s/Christopher R. Ebersole
Christopher R. Ebersole
Chief Financial Officer

Date:	2/14/08	By:	/s/ JeremyI Van Coller
Jeremy I. Van Coller
Director