Form 10QSB
period 2008-03-31
ZALDIVA INC
filed 2008-05-15
CIK 1168325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: March 31, 2008 - 8,163,332 shares of common stock.

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

ZALDIVA, INC.

FINANCIAL STATEMENTS

March 31, 2008 and September 30, 2007

C O N T E N T S

Balance Sheets…………………………………………………….………………………4

Statements of Operations……………….………….…………….………………………..5

Statements of Cash Flows…………………………………………………….…...……... 6

Notes to the Financial Statements…………………..……………………………………..7

ZALDIVA, INC.

Balance Sheets

ASSETS

	March 31,	September 30,
	2008	2007
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$51,276	$77,769
Inventories	67,817	84,973
Prepaid expenses	2,500	5,000

Total Current Assets	121,593	167,742

PROPERTY & EQUIPMENT, Net	658,932	668,906

TOTAL ASSETS	$780,525	$836,648

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$7,142	$15,616
Deferred revenue	4,186	4,283
Convertible preferred stock; $0.001 par value,
20,000,000 shares authorized, 500,000 shares
issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	599,563	608,134

STOCKHOLDERS' EQUITY

Common stock; $0.001 par value, 50,000,000
shares authorized, 8,163,332 shares issued and
outstanding, respectively	8,163	8,163
Additional paid-in capital	1,476,649	1,247,477
Accumulated deficit	(1,303,850)	(1,027,126)

Total Stockholders' Equity	180,962	228,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$780,525	$836,648

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

REVENUES

Product Sales	$66,345	$33,187	$117,997	$57,027
Internet Services	7,039	4,629	16,119	8,424

Total Revenues	73,384	37,816	134,116	65,451

COST OF GOODS SOLD	38,905	21,840	63,797	35,424

Gross Profit	34,479	15,976	70,319	30,027

OPERATING EXPENSES

General and administrative expenses	158,035	17,125	308,857	185,143
Advertising expense	5,200	11,673	8,647	15,547
Website development expenses	190	145	9,611	145
Depreciation expense	4,987	4,987	9,974	10,313

Total Operating Expenses	168,412	33,930	337,089	211,148

OPERATING LOSS	(133,933)	(17,954)	(266,770)	(181,121)

OTHER INCOME (EXPENSE)

Interest income	400	18	929	494
Interest expense	(5,000)	(8,000)	(10,884)	(16,000)

Total Other Income
(Expense)	(4,600)	(7,982)	(9,955)	(15,506)

NET LOSS	$(138,533)	$(25,936)	$(276,725)	$(196,627)

BASIC AND DILUTED
LOSS PER SHARE	$(0.02)	$(0.00)	$(0.03)	$(0.03)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	8,163,332	7,167,858	8,163,332	7,049,177

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(276,725)	$(196,627)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	9,974	10,313
Fair value of warrants	229,172	-
Non cash interest expense	-	16,000
Common stock issued for services	-	126,000
Changes in operating assets and liabilities
(Increase) decrease in inventory	17,156	16,372
(Increase) decrease in prepaid expenses	2,500	640
Increase (decrease) in current liabilities	(8,473)	6,080
Increase (decrease) in unearned revenue	(97)	(220)

Net Cash Used by Operating Activities	(26,493)	(21,442)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of building improvements	-	(87,595)

Net Cash Used by Investing Activities	-	(87,595)

CASH FLOWS FROM FINANCING ACTIVITIES

Contributed capital	-	76,250

Net Cash Provided by Investing Activities	-	76,250

NET INCREASE IN CASH	(26,493)	(32,787)

CASH AT BEGINNING OF PERIOD	77,769	86,183

CASH AT END OF PERIOD	$51,276	$53,396

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$5,000	$-
Income Taxes	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

March 31, 2008

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

ZALDIVA, INC.

Notes to the Condensed Financial Statements

March 31, 2008

NOTE 3 -

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FSAB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not anticipate a material impact upon adoption.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Results of Operation

For The Three Months Ended March 31, 2008 Compared to The Three Months Ended March 31, 2007.

During the quarterly period ended March 31, 2008, we received total revenues of $73,384, of which $66,345 (90% of total revenues) was derived from product sales, and 7,039 (10% of total revenues) came from internet services. This compares to total revenues of $37,816 in the quarterly period ended March 31, 2007, of which $33,187 (88% of total revenues) was derived from product sales and $4,629 (12% of total revenues) from internet services.  Costs of sales during these periods were $38,905 and $21,840 respectively.

Operating expenses increased to $168,412 during the quarterly period ended March 31, 2008, from $33,930 in the year-ago period.  This increase was due principally to an increase in general and administrative expense to $158,035 in the three months ended March 31, 2008, as compared to $17,125 in the year-ago quarter, due to the non-cash expense associated with the amortization of warrants vesting during the 2008 period.  Advertising expense decreased to $5,200 in the quarterly period ended March 31, 2008, from $11,673 in the year-ago period.  For the three months ended March 31, 2008, we had a net loss of $138,533, as compared to a net loss of $25,936 during the March 31, 2007 period.

For The Six Months Ended March 31, 2008 Compared to The Six Months Ended March 31, 2007.

During the six months ended March 31, 2008, we received total revenues of $134,116. Product sales of $117,997 accounted for 88% of total revenue, with internet sales of $16,119 accounting for the remainder  This compares to total revenues of $65,451 in the six month period ended March 31, 2007, during which $57,027 (87% of total revenues) were derived from product sales.  Costs of sales during these periods were $63,797 and $35,424 respectively.

Operating expenses increased to $337,089 during the six months ended March 31, 2008, from $211,148 in the year-ago period.  As with the three-month period, this increase was due principally to an increase in general and administrative expense.  In the six months ended March 31, 2008, general and administrative expenses were $308,857, as compared to $185,143 in the prior-year period.   This increase was due to the non-cash expense associated with the amortization of warrants vesting during the 2008 period.  Advertising expense decreased to $8,647 in the six months ended March 31, 2008, from $15,547 in the year-ago period. For the six months ended March 31, 2008, we had a net loss of $276,725, as compared to a net loss of $196,627 during the six months ended March 31, 2007 period.

Liquidity

The Company had cash on hand of $51,276 at March 31, 2008. We believe that this cash on hand, may not be  sufficient to meet our expenses through the end of our 2008 fiscal year.

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

Off-balance sheet arrangements

We have had no off balance sheet arrangements during the quarter ended March 31, 2008.

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

During the third quarter of our 2007 fiscal year, we engaged the services of J&J Consultants LLC, whose accountants have significant knowledge and over 40 years’ experience regarding the application of US GAAP and SEC requirements in order to remediate this weakness.  These accountants have been involved in the preparation of our financial statements since the third quarter of our 2007 fiscal year.

As required by Rule 13a-15(b) of the Securities and Exchange Commission, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  Based on this evaluation, our President and Chief Executive Officer have concluded that the Company's controls and procedures as of March 31, 2008, are effective at the reasonable assurance level.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)

None; not applicable.

(b)

Nominating Committee

During the quarterly period ended March 31, 2008, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31.1 302 Certification of Nicole Leigh van Coller

31.2 302 Certification of Christopher R. Ebersole

32 Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZALDIVA, INC.

Date:	5/14/08	By:	/s/Nicole Leigh Van Coller
Nicole Leigh Van Coller
President

Date:	5/14/08	By:	/s/Christopher R. Ebersole
Christopher R. Ebersole
Chief Financial Officer

Date:	5/14/08	By:	/s/ JeremyI Van Coller
Jeremy I. Van Coller
Director