Form 10QSB
period 2008-06-30
ZALDIVA INC
filed 2008-08-14
CIK 1168325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: June 30, 2008 - 8,163,332 shares of common stock.

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

June 30, 2008 and September 30, 2007

C O N T E N T S

Balance Sheets…………………………………………………….………………………4

Statements of Operations……………….………….…………….………………………..5

Statements of Stockholders’ Equity (Deficit)…….…………….…………………………6

Statements of Cash Flows…………………………………………………….…...……... 7

Notes to the Financial Statements…………………..……………………………………..8

ZALDIVA, INC.

Balance Sheets

ASSETS

	June 30,	September 30,
	2008	2007
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$24,957	$77,769
Inventories	80,616	84,973
Prepaid expenses	737	5,000

Total Current Assets	106,310	167,742

PROPERTY & EQUIPMENT, Net	653,945	668,906

TOTAL ASSETS	$760,255	$836,648

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$13,314	$15,616
Deferred revenue	4,089	4,283
Convertible preferred stock; $0.001 par value,
20,000,000 shares authorized, 500,000 shares
issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	605,638	608,134

STOCKHOLDERS' EQUITY

Common stock; $0.001 par value, 50,000,000
shares authorized, 8,163,332 shares issued and
outstanding, respectively	8,163	8,163
Additional paid-in capital	1,591,235	1,247,477
Accumulated deficit	(1,444,781)	(1,027,126)

Total Stockholders' Equity	154,617	228,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$760,255	$836,648

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES

Product Sales	$77,887	$43,763	$195,884	$100,790
Internet Services	-	8,614	16,119	17,038

Total Revenues	77,887	52,377	212,003	117,828

COST OF GOODS SOLD	43,303	23,313	107,100	58,737

Gross Profit	34,584	29,064	104,903	59,091

OPERATING EXPENSES

General and administrative expenses	152,093	99,844	460,949	288,039
Advertising expense	7,381	6,042	16,026	18,538
Website development expenses	4,310	1,269	13,921	1,414
Depreciation expense	4,987	4,987	14,961	15,300

Total Operating Expenses	168,771	112,142	505,859	323,291

OPERATING LOSS	(134,187)	(83,078)	(400,956)	(264,200)

OTHER INCOME (EXPENSE)

Interest income	19	155	948	650
Interest expense	(6,763)	(8,000)	(17,647)	(24,000)

Total Other Income
(Expense)	(6,744)	(7,845)	(16,699)	(23,350)

NET LOSS	$(140,931)	$(90,923)	$(417,655)	$(287,550)

BASIC AND DILUTED
LOSS PER SHARE	$(0.02)	$(0.01)	$(0.05)	$(0.04)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	8,163,332	7,182,024	8,163,332	7,122,684

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2006	6,867,858	$6,868	$443,884	$(637,811)	$(187,059)

Warrants exercised	610,000	610	152,720	-	153,330

Contributed capital	-	-	4,835	-	4,835

Conversion of convertible
preferred stock	357,142	357	352,584	-	352,941

Common stock issued for services	300,000	300	125,700	-	126,000

Common stock issued for dividends	28,332	28	14,972	-	15,000

Fair value of warrants granted	-	-	152,782	-	152,782

Net loss for the year ended
September 30, 2007	-	-	-	(389,315)	(389,315)

Balance, September 30, 2007	8,163,332	8,163	1,247,477	(1,027,126)	228,514

Fair value of warrants granted	-	-	343,758	-	343,758

Net loss for the nine months ended
June 30, 2008 (unaudited)	-	-	-	(417,655)	(417,655)

Balance, June 30,
2008 (unaudited)	8,163,332	$8,163	$1,591,235	$(1,444,781)	$154,617

ZALDIVA, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(417,655)	$(287,550)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	14,961	15,300
Fair value of warrants	343,758	-
Non cash interest expense	-	16,000
Common stock issued for services	-	202,391
Changes in operating assets and liabilities
(Increase) decrease in inventory	4,357	21,898
(Increase) decrease in prepaid expenses	4,263	640
Increase (decrease) in current liabilities	(2,302)	14,080
Increase (decrease) in unearned revenue	(194)	(220)

Net Cash Used by Operating Activities	(52,812)	(17,461)

CASH FLOWS FROM INVESTING ACTIVITIES

(Purchase) of building improvements	-	(114,196)

Net Cash Used by Investing Activities	-	(114,196)

CASH FLOWS FROM FINANCING ACTIVITIES

Contributed capital	-	75,500

Net Cash Provided by Investing Activities	-	75,500

NET INCREASE (DECREASE) IN CASH	(52,812)	(56,157)

CASH AT BEGINNING OF PERIOD	77,769	86,183

CASH AT END OF PERIOD	$24,957	$30,026

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$10,001	$-
Income Taxes	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

June 30, 2008 and September 30, 2007

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Results of Operation

For The Three Months Ended June 30, 2008 Compared to The Three Months Ended June 30, 2007.

During the quarterly period ended June 30, 2008, we received total revenues of $77,887. This compares to total revenues of $52,377 in the quarterly period ended June 30, 2007.  Costs of sales during these periods were $43,303 and $23,313 respectively.

Operating expenses increased to $168,771 during the quarterly period ended June 30, 2008, from $112,142 in the year-ago period.  For the three months ended June 30, 2008, we had a net loss of $140,931, as compared to a net loss of $90,923 during the June 30, 2007, period.  Included in the net loss for 2008 is $114,586 from the amortization of warrants granted in 2007 to our officers and directors. Included in the net loss for 2007 was $76,391 for these warrants. Excluding these non cash expenses our loss for the three months ended June 30, 2008 and 2007 would have been only $26,345 and $14,532, respectively.

For The Nine Months Ended June 30, 2008 Compared to The Nine Months Ended June 30, 2007.

During the nine months ended June 30, 2008, we received total revenues of $212,003. This compares to total revenues of $117,828 in the same period ended June 30, 2007.  Costs of sales during these periods were $107,100 and $58,737 respectively.

Operating expenses increased to $505,859 during the nine months ended June 30, 2008, from $323,291 in the year-ago period.  For the nine months ended June 30, 2008, we had a net loss of $417,655, as compared to a net loss of $287,550 during the nine months ended June 30, 2007, period.  Included in the net loss for 2008 is $343,758 from the amortization of warrants granted in 2007 to our officers and directors. Included in the net loss for 2007 was $76,391 for these warrants and $126,000 for shares issued for services. Excluding these non cash expenses our loss for the nine months ended June 30, 2008 and 2007 would have been only $73,897 and $85,159, respectively.

Liquidity

The Company had cash on hand of $24,957 at June 30, 2008. We believe that this cash on hand  may not be sufficient to meet our expenses through the end of our 2008 fiscal year.

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

Off-balance sheet arrangements

We have had no off balance sheet arrangements during the quarter ended June 30, 2008.

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

Item 3(a)T. Controls and Procedures.

Management’s quarterly report on internal control over financial reporting

As required by Rule 13a-15(b) of the Securities and Exchange Commission, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Based on this evaluation, our President and Chief Executive Officer have concluded that the Company's controls and procedures as of June 30, 2008, are effective at the reasonable assurance level.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

(a)

None; not applicable.

(b)

Nominating Committee

During the quarterly period ended June 30, 2008, there were no changes in the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

(a) Exhibits and index of exhibits.

31.1 302 Certification of Nicole Leigh van Coller

31.2 302 Certification of Robert B. Lees

32 Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZALDIVA, INC.

Date:	8/14 /08	By:	/s/Nicole Leigh Van Coller
Nicole Leigh Van Coller
President and Director

Date:	8/14 /08	By:	/s/ Robert B. Lees
Robert B. Lees
Chief Financial Officer and Director

Date:	8/14 /08	By:	/s/ JeremyI Van Coller
Jeremy I. Van Coller
Director