Form 10-K
period 2008-09-30
ZALDIVA INC
filed 2008-12-19
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-49652

ZALDIVA, INC.

(Exact Name of registrant as specified  in its Charter)

Florida	65-0773383
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

331 East Commercial Blvd.

Ft. Lauderdale, Florida 33334

 (Address of Principal Executive Offices)

(877) 925-3482

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if  the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant's most recently completed second fiscal quarter.

December 16, 2008 - $1,861,581.90.  There are approximately 6,205,273 shares of common voting stock of the Registrant beneficially owned by non-affiliates.  There is a limited public market for the common stock of the Registrant, so this computation is based upon the bid price of $0.30 per share of the Registrant's common stock on the OTC Bulletin Board.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

December  17, 2008:  Common – 8,213,332

December 17, 2008:  Preferred – 500,000

Documents incorporated by reference: See Item 15.

PART I

ITEM 1.  BUSINESS

Description of Business

Zaldiva, Inc., a Florida corporation (the "Company," "we" or "us"), is in the business of selling comic books, toys and collectible items at our retail location at 331 East Commercial Blvd., Ft. Lauderdale, Florida, and through our web sites, Zaldiva.com, and Zaldivacomics.com.  We also offer web design, hosting and IT services as well as our own brand of premium cigars and accessories. Since fiscal 2003, we have focused our operations increasingly on our online comic book and collectible retail operations, with less emphasis on cigar sales and web design and hosting. Following the grand opening of our new "brick-and-mortar" retail location in December, 2006, we expect that our operations will increasingly focus on the comic book and collectible end of business.  In the future, we may also acquire other small companies offering similar products and services, although we do not have any current deals in negotiation.

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

Our retail location at 331 E Commercial Blvd, Ft. Lauderdale, FL 33334 officially opened for business on November 24, 2006.

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

Principal Products or Services and Their Markets

Our principal products are the comic books, toys and collectibles that we sell from our store in Ft. Lauderdale, Florida and through our web site (www.zaldiva.com).  We also sell cigars and accessories, but this currently comprises less than ten percent of our business.  Zaldiva has maintained an e-commerce web presence through Zaldiva.com since July of 1997.  Experience and a very low overhead are Zaldiva's principal advantages in this area.

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

Competitive Business Conditions and Smaller Reporting Company's Competitive Position in the Industry and Methods of Competition

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

No. 2: Location/Heavy Traffic

Commercial Blvd. is a heavily traveled road which runs East and West through Ft. Lauderdale and the surrounding cities. There is no highway to take travelers East and West in this section of the city, so Commercial Blvd. is most often used. The store is located about one-half mile East of the extremely busy Commercial Blvd. entrances and exits to I95. This location puts at least 65,000 cars in front of the store each day. Zaldiva’s largest competitor is about eight miles West of the new store. Many people who live on the East side of Ft. Lauderdale and surrounding cities have had to travel through heavy traffic to this competitor for the past decade – simply because there was no choice. The new store makes it easy not only for those living on the East side to get their collectibles, but for people to the South (the Hollywood/Miami areas) and to the North (the Boca Raton/Palm Beach areas) because of our proximity to the highway (I95).

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

No. 5: Gift Certificates

We offer both on-line and in-store gift certificates. As simple as this sounds, none of our local competitors offer them. They were a big hit for Christmas and they cost no more than a little paper and ink.  We had no outstanding gift certificates at September 30, 2008.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Zaldiva does not use any raw materials in its operations.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have obtained a trademark with the Florida Department of State for our logo, the word "Zaldiva" and a design of a crest in an oval shape with two birds, a star, leaves and a sunburst.  Under Florida law, the knowing or willful forgery or counterfeiting of a Florida trademark constitutes the crime of counterfeiting, which may be a felony or a misdemeanor, depending on the circumstances.  Our trademark will expire on November 27, 2011, but it may be renewed for a fee of $87.50. (This trademarked logo is used expressly for Zaldiva Cigars). We have not applied for a registered trademark with the U.S. Patent and Trademark Office.

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

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2009, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Securities Exchange Act of 1934, as amended (the “Exchange Act”) Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company’s shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the Company’s shareholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

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

Number of Total Employees and Number of Full Time Employees

As of September 30, 2008, Zaldiva had four full-time and no part-time employees.  They are not part of any union, and we believe that our relationships with them are good.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have filed electronically with the SEC at its Internet site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  The Company’s SEC Reports are also available from commercial document retrieval services, such as Corporation Service Company, whose telephone number is 1-800-222-2122.

ITEM 1A.  RISK FACTORS

Not required for Smaller Reporting Companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not required for Smaller Reporting Companies.

ITEM 2:  PROPERTIES

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

ITEM 3:  LEGAL PROCEEDINGS

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "ZLDV", with quotations that commenced in April, 2003; however, the market for shares of our common stock is extremely limited.  No assurance can be given that the present limited market for our common stock will continue or will be maintained.

For any market that develops for our Company’s common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of “restricted securities” which can be sold in any ninety (90) day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

The high and low closing bid prices for shares of our common stock of for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:

Period	High	Low
October 1, 2006 through December 31, 2006	$0.45	$0.35

January 1, 2007 through March 30, 2007	$0.71	$0.432

April 1, 2007 through June 30, 2007	$0.75	$0.45

July 1, 2007 through September 30, 2007	$0.85	$0.60

October 1, 2008 through December 31, 2008	$0.85	$0.17

January 1, 2008 through March 31, 2008	$0.46	$0.26

April 1, 2008 through June 30, 2008	$0.48	$0.26

July 1, 2008 through September 30, 2008	$0.26	$0.10

These bid prices were obtained from the Pink OTC Markets, Inc. and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

No assurance can be given that any "established public market" will develop in the common stock of the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 149, not including an indeterminate number who may hold shares in “street name.”

Dividends

Zaldiva has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Our Preferred Stock holders are entitled to receive dividends at a rate to 4% of the Liquidation Preference per share per annum, payable quarterly on January 1, April 1, July 1, and October 1.  Any dividends that are not paid within three trading days following the date payable, shall continue to accrue and shall entail a late fee at the rate of 18% per annum.  During the year ended September 30, 2008, we paid all dividends in cash of $20,000, with none in arrears.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

Recent Sales of Unregistered Securities

During the last three years we issued the following unregistered securities:

To whom	Date	Number of shares	Consideration*

Nicole Leigh van Coller	12/05	300,000	Services valued at $96,000
The Human Cash Register	6/06	305,000	Warrant exercise
Two ”accredited” investors	7/06	42,858	(1)

Christopher Ebersole	12/06	300,000	Services valued at $126,000 and signing bonus
Super Distributors	2/07	305,000	Warrant exercise at $0.25 per share
Two “accredited” investors	5/07	28,332	(1)
Two “accredited” consultants	5/07	(2)	(2)
Super Distributors	7/07	357,142	Conversion of Preferred Stock
Three investors	8/07	305,000	Warrant exercise
One “accredited investor	8/08	(3)	$25,000

(1) We issued these shares of "unregistered" and "restricted" shares of our common stock as payment for the quarterly dividends of our Series A Preferred Stock.

(2)  We issued warrants to purchase a total of 1,300,000 “unregistered” and “restricted” shares of our common stock to two consultants, in consideration of services rendered.  Each warrant is exercisable at a price of $0.25 per share, and expires in June, 2012.

(3)  We sold 50,000 Units, with each Unit consisting of one “unregistered” and “restricted” share of our common stock and one warrant to purchase and additional such share at a price of $1.00, exercisable for two years.

We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 July 1, 2008 through July 31, 2008	-0-	-0-	-0-	-0-
Month #2 August 1, 2008 through August 31, 2008	-0-	-0-	-0-	-0-
Month #3 September 1, 2008 through September 30, 2008	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Liquidity and Capital Resources

Zaldiva had cash and cash equivalents of $16,967 as of September 30, 2008, and total current assets of $97,496; total current liabilities of $605,328; and a total stockholders’ equity of $142,861.   We used cash of $85,802 and $78,546 for our operating activities during the years ended September 30, 2008 and 2007, respectively. We also used cash of $-0- and $87,595 in our investing activities during the years ended September 30, 2008 and 2007, respectively. This cash came from the issuance of common stock of $25,000 and $158,165 during those periods.

Results of Operations

For the years ended September 30, 2008 and 2007, we had revenues of $247,337, and $164,248, respectively.   During the period ended September 30, 2008, approximately 91.8% of our revenues were derived from retail sales of comics and collectibles and cigars and accessories, with the remaining 8.2% coming from our internet services.  In the fiscal year ended September 30, 2007, these percentages were 85% and 15%, respectively. .Our retail sales increased to $227,129 in 2008 from $139,336 in 2007 while our internet sales decreased from $24,802 to $20,208. We expect retail sales to continue to grow during 2009 and we also expect internet sales to increase due to increased public awareness.

Cost of goods sold increased to $108,920 in the fiscal year ended September 30, 2008, from $82,845 in the prior fiscal year.  As a percentage of product sales, cost of goods sold decreased slightly, representing 44% of product sales in 2008, and 50% of product sales in 2007. The decrease was due to commission sales. Included in our revenues are commissions of approximately $9,066 from sales of products not owned by us. Since the products were not ours we do not include them in cost of sales. We do not anticipate commission revenues in the future as we focus on sales of our own products.

Our operating expenses increased to $688,485 in fiscal 2008, from $442,612, in fiscal 2007.  Net loss totaled $568,997 for the year ended September 30, 2008, and net loss totaled $389,314 for the year ended September 30, 2007.  The increase was primarily due to the value of warrants granted to our employees and officers valued at $458,344 in 2008 compared to $152, 782 in 2007.

Our net loss for the year ended September 30, 2008 was $568,997 compared to $389,314 in 2007, or ($0.07) per share compared to ($0.05) share for the respective years. Excluding the non cash expenses for warrants and shares issued for services our losses would have been $110,653 and $110,532, respectively.

Off-Balance Sheet Arrangements

Zaldiva had no off-balance sheet arrangements during any of the period covered by this Annual Report or the consolidated financial statements that accompany this Annual Report.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZALDIVA, INC.

FINANCIAL STATEMENTS

September  30, 2008 and 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Zaldiva, Inc.

Ft. Lauderdale, Florida

We have audited the accompanying balance sheets of Zaldiva, Inc. as of September 30, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2008 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaldiva, Inc. as of September 30, 2008 and 2007, and the results of operations and cash flows for the years ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Mantyla, McReynolds, LLC

December 19, 2008

Salt Lake City, Utah

ZALDIVA, INC.

BALANCE SHEETS

	September 30, 2008	September 30, 2007
CURRENT ASSETS

Cash and cash equivalents	$16,967	$77,769
Inventories	80,529	84,973
Prepaid expenses	-	5,000

Total Current Assets	97,496	167,742

PROPERTY & EQUIPMENT, Net	650,693	668,906

TOTAL ASSETS	$748,189	$836,648

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$17,093	$15,616
Deferred revenue	-	4,283
Convertible preferred stock; $0.001 par value,
20,000,000 shares authorized, 500,000 shares
issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	605,328	608,134

STOCKHOLDERS' EQUITY

Common stock; $0.001 par value, 50,000,000
shares authorized, 8,213,332 and 8,163,332 shares
issued and outstanding, respectively	8,213	8,163
Additional paid-in capital	1,730,771	1,247,477
Accumulated deficit	(1,596,123)	(1,027,126)

Total Stockholders' Equity	142,861	228,514

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$748,189	$836,648

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2008	2007

REVENUES

Product Sales	$227,129	$135,163
Internet services	20,208	29,085

Total Revenues	247,337	164,248

COST OF GOODS SOLD	108,920	82,845

Gross Profit	138,417	81,403

OPERATING EXPENSES

General and administrative expenses	637,105	397,163
Advertising expense	19,147	22,848
Website development expenses	14,020	2,314
Depreciation expense	18,213	20,287

Total Operating Expenses	688,485	442,612

OPERATING LOSS	(550,068)	(361,209)

OTHER INCOME (EXPENSE)

Interest income	1,071	895
Interest expense	(20,000)	(29,000)

Total Other Income (Expense)	(18,929)	(28,105)

NET LOSS	$(568,997)	$(389,314)

BASIC AND DILUTED
LOSS PER SHARE	$(0.07)	$(0.05)

WEIGTHED AVERAGE NUMBER OF SHARES
OUTSTANDING	8,169,633	7,422,159

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, September 30, 2006	6,867,858	$6,868	$443,884	$(637,812)	$(187,060)

Warrants exercised	610,000	610	152,720	-	153,330

Contributed capital	-	-	4,835	-	4,835

Conversion of convertible
preferred stock	357,142	357	352,584	-	352,941

Common stock issued for services	300,000	300	125,700	-	126,000

Common stock issued for dividends	28,332	28	14,972	-	15,000

Fair value of warrants granted	-	-	152,782	-	152,782

Net loss for the year
ended September 30, 2007	-	-	-	(389,314)	(389,314)

Balance, September 30, 2007	8,163,332	8,163	1,247,477	(1,027,126)	228,514

Common stock issued for cash	50,000	50	24,950	-	25,000

Fair value of warrants granted	-	-	458,344	-	458,344

Net loss for the year ended September 30, 2008	-	-	-	(568,997)	(568,997)

Balance, September 30, 2008	8,213,332	$8,213	$1,730,771	$(1,596,123)	$142,861

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(568,997)	$(389,314)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	18,213	20,287
Fair value of warrants	458,344	152,782
Noncash interest expense	-	15,000
Common stock issued for services	-	126,000
Changes in operating assets and liabilities
(Increase) decrease in inventory	4,444	(4,279)
(Increase) decrease in prepaid expenses	5,000	640
Increase (decrease) in accounts payable and accrued expenses	1,477	338
Increase (decrease) in unearned revenue	(4,283)	-

Net Cash Used by Operating Activities	(85,802)	(78,546)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(87,595)

Net Cash Used by Investing Activities	-	(87,595)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	25,000	158,165

Net Cash Provided by Financing Activities	25,000	158,165

NET INCREASE (DECREASE) IN CASH	(60,802)	(7,976)

CASH AT BEGINNING OF YEAR	77,769	85,745

CASH AT END OF YEAR	$16,967	$77,769
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$20,000	$14,000
Income taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Stock issued as dividend on preferred stock	$-	$(15,000)
Preferred stock converted to common stock	$-	$352,941

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2008 and 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

The Company incorporated under the laws of the State of Florida on August 11, 1997 as Zaldiva Cigarz & Newz.  In October 2001 the Company amended its Articles of Incorporation to change its name to Zaldiva, Inc. and to change its authorized capital.

The Company is in the principal business of selling comic books, toys and collectible items at its retail location in Ft. Lauderdale, Florida, and through the web sites, Zaldiva.com and Zaldivacomics.com.  The Company also has performed services such as web design, hosting and IT services.  The Company also sells cigars and accessories, but this currently comprises less than ten percent of the business.    The cigars are made by outside entities and are sold through e-commerce or through independent direct sales establishments. The Company has featured products from wholesalers through the Internet since July of 1997.  The majority of customer service issues are handled through individual affiliate partners, who are large online retailers with links from the Company's website to their own.   These affiliates use Zaldiva.com as a marketing source.  As customers purchase products as a result of a referral, the Company earns a commission on the sale.

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles.  The following summarizes the more significant of such policies:

Statements of Cash Flows

Cash is comprised of cash on hand or on deposit in banks.  The Company has $16,967and $77,769 as of September 30, 2008 and 2007, respectively.

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the first-in, first-out (FIFO) method.  The Company maintains little or no inventory of cigars which are generally shipped from the supplier directly to the customer.  The inventory on hand as of September 30, 2008 and 2007 consists of collectibles and memorabilia recorded at a cost of $80,529 and $84,973, respectively.  This inventory is listed and described on the Company's web site where it is available for sale.

Income Taxes

The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.  Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered. The Company adopted FASB Interpretation No.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2008 and 2007

NOTE A – SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

48 (FIN 48), “Accounting for Uncertainty in Income Taxes” at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of FIN 48 had no material impact on the Company’s financial statements. (See Note C below)

Basic Earnings (Loss) Per Common Share

Basic (loss) per common share is based on the net loss divided by weighted average number of common shares outstanding.

Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the years ended September 30, 2008 and 2007 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

As of the years ended September 30, 2008 and 2007 there were 1,655,000 and 1,605,000 potentially dilutive shares resulting from the issuances of warrants.  Also, all of the 500,000 shares of Series A Preferred Stock were potentially dilutive since they had reached the passage of 12 months.  (See Note B.)

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

Revenue on cigar and accessory sales is recognized as products are delivered to the customer or retailer. The Company records accounts receivable for sales which have been delivered but for which money has not been collected.  The balance uncollected as of September 30, 2008 and 2007 was $0.  For customer purchases paid in advance, the Company records a liability until products are shipped.  There was $-0- and $-0- of outstanding unearned revenue from product sales as of September 30, 2008 and 2007, respectively.

Revenue is also recognized from web site development and maintenance after services have been rendered.  For these services, contracts are established with each customer.  Fees for development of web sites are negotiated based on the level of detail and features desired by the customer.  Half of the fee is generally charged when the contract is entered.  The remaining fee is due upon completion of the customers working web site.  There were no unfinished projects in progress as of September 30, 2008. Historically, maintenance work and the associated costs have been minimal.  Typically, future services involve upgrades or enhancements which are services which generate new fee arrangements.  Hosting agreements are offered to customers for service periods of three, six, and twelve months.  As of September 30, 2008, the Company has no deferred revenue for hosting services to be provided over the next twelve months.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2008 and 2007

NOTE A – SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

The Company has realized approximately $9,066 and $-0- from commissions on sales through the on-line shopping center during the years ended September 30, 2008 and 2007, respectively. Contract terms contain a variety of durations and commission percentages based on dollar sales and volume of referrals. The Company recognizes these revenues in accordance with the requirements of EITF 99-19.

The Company established and published a policy which allows customers to return most purchased items within 15 days of order for a full refund.  All returns or exchanges must be accompanied by an original invoice or sales receipt.  The Company will pay for return shipping costs if the return is a result of Company error.  As of September 30, 2008 and 2007, the Company had transactions totaling $0 and less than $7,000, respectively, within the 15 day return period. No allowance for returns has been recorded as of September 30, 2008 or 2007.

Accounts Receivable

Accounts receivable are stated at amounts owed to the Company from customers.  Accounts which are determined to be uncollectible are immediately written off.  The Company estimates an allowance for bad debt based on historical experience and any other appropriate factors.  As of the balance sheet date, the allowance is $0.

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line and the declining balance methods over the useful lives of the related assets. See Note D.  Expenditures for maintenance and repairs are charged to expense as incurred.  The Company currently leases two servers under an operating lease.  The Company pays $625 on a month-to-month basis.

The Company has acquired permits and registered a trademark with the Florida Department of State which relate to its cigar operations.  Amounts paid for registration have not been significant and have been charged to expense as incurred.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2008 and 2007

NOTE A – SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued)

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

Impact of Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We do not believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2008 and 2007

NOTE A – SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recent Accounting Pronouncements (Continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2008 and 2007

NOTE A – SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recent Accounting Pronouncements (Continued)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning October 1, 2008 and determined that the adoption of this pronouncement did not have an impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The FASB provided for a one-year deferral of the provisions of SFAS 157 for non-

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2008 and 2007

NOTE A – SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recent Accounting Pronouncements (Continued)

financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We are currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis. The adoption of SFAS 157 for financial assets and liabilities is not anticipated to have a material impact on our consolidated financial statements.”

NOTE B – ISSUANCE OF COMMON AND PREFERRED SHARES

Stock Purchase Warrants

During 2004, the Company raised $152,500 from the sale of 1,220,000 Units to four "accredited" investors at a price of $0.125 per Unit.  Each Unit consists of one "unregistered" and "restricted" share of common stock and one warrant to purchase an additional share of common stock for $0.25, exercisable for five years.   The Company has 305,000 of these warrants outstanding as of September 30, 2008 and 2007, respectively.

During May 2007, the Company issued 1,300,000 common stock purchase warrants to its officers and directors with an exercise price of $0.25 and vesting over 2years. Under FASB Statement 123 (R), the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grant of these warrants: dividend yield of zero percent;  expected volatility of 165%; risk-free interest rates of 5.35 percent and expected  lives of 2.0. The Company recorded an expense of $458,344 and $152,782 for the warrants vesting during the years ended September 30, 2008 and 2007, respectively.

On August 15, 2008 the Company completed a private placement of 50,000 units at $0.50 per unit. Each unit includes one share of the Company’s common stock and a warrant to purchase an additional share of common stock at $1.00 per share for two years.

The following table summarizes the stock warrant activity as of and for the years ended September 30, 2008 and 2007:

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2008 and 2007

NOTE B – ISSUANCE OF COMMON AND PREFERRED SHARES (CONTINUED)

	Warrants	Wtd. Avg. Exercise Prices	Wtd. Avg. Remaning Life in Years	Aggregate Intrinsic Value
Outstanding at October 1, 2006	305,000	$0.25	0.75	$76,250
Granted	1,300,000	0.25	3.5	325,000
Outstanding at Sept. 30, 2007	1,605,000	0.25		401,250
Granted	50,000	1.00	1.85	50,000
Outstanding at Sept. 30, 2008	1,655,000	$0.27		$451,250

Exercisable at Sept. 30, 2008	1,221,667	$0.28	3.43	$342,917

The following table summarizes information about the stock warrants as of September 30, 2008:

	Options/Warrants Outstanding				Options/Warrants Exercisable
		Wtd. Avg.				Wtd. Avg.
Range of		Remaining	Wtd. Avg.	Aggregate		Remaining	Wtd. Avg.	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Price	Value	Shares	Life (years)	Price	Value

$0.25	305,000	0.75	$0.25	$76,250	305,000	0.75	$0.25	$76,250
$0.25	1,300,000	3.5	0.25	325,000	866,667	3.5	0.25	216,667
$0.40	50,000	1.85	1.00	50,000	50,000	1.85	1.00	50,000
	1,655,000		$0.27	$451,250	1,221,667		$0.26	$342,917

The following table summarizes information about non-vested warrants as of and for the year ended September 30, 2008:

		Wtd. Avg.
		Grant Date
	Warrants	Fair Value

Non-vested at September 30, 2007	1,083,333	$0.25
Vested during the year ended September 30, 2008	(650,000)	0.25
Non-vested at September 30, 2008	433,333	$0.25

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2008 and 2007

NOTE B – ISSUANCE OF COMMON AND PREFERRED SHARES (Continued)

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

*      Conversion:  Subject to the passage of 12 months from stock issuance, the holder may convert the preferred shares into the Company's common shares at a price equal to 85% of the average closing bid price of the common shares for the five trading days immediately preceding the conversion date. Consequently, the liability has been recorded at $641,176 on the balance sheet.  The difference between the face value and the carrying value has been recognized as interest expense.

*      Redemption:  The Company is permitted to redeem any and all shares of the Series A Preferred Stock at a price of $1.00 per share.  In addition to the redemption price of $1.00, the Company shall issue one warrant to purchase one share of common stock at a price of $0.50 per share, exercisable for a period of five years.

According to the dividend rights, the Company paid dividends valued at $20,000 during the year.  No dividends are in arrears as of the balance sheet date.

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

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2008 and 2007

NOTE B – ISSUANCE OF COMMON AND PREFERRED SHARES (Continued)

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

On May 24, 2007 the Board of Directors authorized issuance of 28,332 shares of common stock, based upon the trading value of the common stock, for the payment of $15,000 of dividends on its preferred stock. $0 and $5,000 of the preferred dividends were prepaid as of September 30, 2008 and 2007, respectively. In February 2007, the Company issued 305,000 shares of "unregistered" and "restricted" common stock for Warrants that were exercised at $0.25 per share. In August 2007, the Company issued 305,000 shares of "unregistered" and "restricted" common stock for Warrants that were exercised at $0.25 per share.

On August 15, 2008 the Company completed a private placement of 50,000 units at $0.50 per unit. Each unit includes one share of the Company’s common stock and a warrant to purchase an additional share of common stock at $1.00 per share.

NOTE C – ACCOUNTING FOR INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception.  Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.   The following table shows the components of the Company’s deferred tax assets. All of the components are noncurrent.

Deferred Tax Assets	Balance	Tax	Rate
Loss Carryforward (expires 2028)	$ (615,741)	$ (215,510)	35%
Depreciation	(3,409)	(1,193)
Common Stock Warrants	(611,126)	(213,894)
Stock Compensation Expense	(126,000)	(44,100)
Total Gross Deferred Tax Asset		(474,697)
Valuation Allowance		474,697
Deferred Tax Asset		$ -

The valuation allowance has increased $279,741 from $194,956 as of September 30, 2007.  Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2008 and 2007

NOTE C – ACCOUNTING FOR INCOME TAXES

	Years Ended September 30,
	2008	2007
Federal statutory rate	35.0%	35.0%
Effect of:
State income taxes	0.0%	0.0%
Change in valuation allowance,
Federal and State; and other	-35.0%	-35.0%
Effective tax rate	0.0%	0.0%

The Company adopted the provisions of FIN 48 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company has not had operations resulting in net income and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements. A reconciliation of our unrecognized tax benefits for fiscal year 2008 is presented in the table below:

Balance as of October 1, 2007	$-
Additions based on tax positions related to the current year	-
Additions based on tax positions related to prior year	-
Reductions for tax positions of prior years	-
Reductions due to expiration of statute of limitations	-
Settlements with taxing authorities	-

Balance as of September 30, 2008	$-

The Company has filed income tax returns in the US. All tax years prior to 2004 are closed by expiration of the statute of limitations.  The tax year ended September 30, 2005, will close by expiration of the statute of limitations on December 15, 2008.  The years ended September 30, 2006, 2007, and 2008 are open for examination.

NOTE D – PROPERTY

The major classes of assets as of September 30 are as follows:

                                       2008         2007

Building Improvements	$ 7,695 $ 7,695
Land	239,116 239,116
Building	417,755 417,755
Cigar Equipment	17,634 17,634
Computer Equipment	5,355 5,355
Display Equipment	19,995 19,995
Accumulated Depreciation	(56,857) (38,644)
Total	$ 650,693 $668,906

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2008 and 2007

NOTE D – PROPERTY (CONTINUED)

Depreciation expense was $18,213 and $20,287, for the years ended September 30, 2008 and 2007, respectively.

NOTE E – SEGMENT INFORMATION

Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that the Company disclose information about its operating segments.  The Company has two strategic business units, one which sells comic books, toys and collectible items at its retail location in Ft. Lauderdale, Florida, and through the web sites and the second that offers internet services and facilitates on-line shopping.  Currently the Company accounts for the two lines of business in separate accounts but within one set of financial statements.  Evaluation procedures are performed on the Company as a whole.  The Company anticipates that with future growth, there will be additional SFAS 131 data to report.

NOTE F – LIQUIDITY/GOING CONCERN

The Company has experienced recurring losses and has limited operating capital which together raises substantial doubt about its ability to continue as a going concern.  Financing for the Company's activities to date has been provided primarily by its operations and by the issuance of stock.

Management anticipates that the continued operation of its retail store will increase its ability to attain profitable operations. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as a going concern.  Management plans to continue to raise operating capital through the sale of its common stock until such time as profitable operations are achieved. Should management be unsuccessful in its activities, the Company may experience material adverse effects.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are have been no changes in our independent accountants during the past two fiscal years or any disagreements with independent accountants on accounting and financial disclosure.

ITEM 9A(T):  CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Vice President, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth fiscal quarter of the fiscal year covered by this Annual Report.

ITEM 9B:  OTHER INFORMATION

None, not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Robert B. Lees	President	12/24/97	4/19/07
	Chairman CFO	12/24/97 7/10/08	* *
	Director	12/24/97	*
Nicole Leigh Van Coller	President Director	4/19/07 6/4/07	* *
John A. Palmer, Jr.	Secretary	2/15/98	*
	Director	12/24/97	*
Jeremy I. Van Coller	Secretary	12/24/97	2/15/98
	Director	12/24/97	*
	COO	6/2/07	*
Christopher Ebersole	CFO	12/11/06	7/8/2008

* These persons presently serve in the capacities indicated.

Business Experience

Robert B. Lees.  Mr. Lees, age 61, is a graduate of the U.S. Naval Academy. He served as an Officer in the Marine Corps, both overseas and domestically.  After transferring to the active Reserves, he joined the DuPont Company, where he managed the Southeastern Region.  He took the region from last to first in the acrylic sheet division for sales and service.  He then became part owner and general manager of a wood laminating operation in Orlando, Florida.  Upon the sale of the business, he joined Merrill Lynch in the Private Client Group and became an assistant Vice President.  He has since consulted to a Florida-based investor relations firm, and served as President and Chief Operating Officer of two start-up companies, as well as his current position.

Ms. Leigh-van Coller is 37 years of age.  She is a 1989 graduate of Washington High School in Phoenix, Arizona.  For the past five years, she has been significantly involved in the Company’s operations, including web site design and maintenance, inventory and shipping, online sales fulfillment and general operations.

John A. Palmer, Jr.  Mr. Palmer is 70 years old.  He is a graduate of the University of Wisconsin, where he received a BS in Mathematics and Physics and an MS in Education and Counseling.  He has continued his education throughout his life and has completed multiple workshops in Electromechanical Automation, Electromechanical Systems, Vacuum Technology, Vacuum and RF Power and Semiconductor Manufacturing Processes.  He was a presenter for Basic Troubleshooting and Electromechanical Devices at the Intel/MATEC Summer Institute, Arizona as well as for the transducers Workshop in Orlando, Florida and the Rockwell automation PLC Workshop in Michigan.  Since 1969, Mr. Palmer has served as a Professor of Electricity, Industrial Electronics, Manufacturing Electronics and Mathematics at the Central Arizona College in Coolidge, Arizona.  In addition, he has been involved in Summer Faculty Internships at Motorola and Intel, both in Phoenix, Arizona.

Jeremy I. van Coller.  Mr. Van Coller, age 29, is a graduate of Kloof High School (Kwa Zulu Natal, Kloof, South Africa) where his line of studies included Technical Drawing (architectural renderings), Biology, Advanced Mathematics, English and Afrikaans.  He continued his education by attending the Academy of Learning (Kwa Zulu Natal, Pinetown, South Africa) where he studied Marketing, Management and Computer Science for approximately one year prior to moving to the United States.  Mr. Van Coller worked as a computer sales person in South Africa during and after attending the Academy.  Over the past two years, he served as an Assistant to the Network Administrator for various South Florida Internet service providers, where he handled domain name servers, mail servers, BSDI and Cobalt servers.  Mr. van Coller currently serves as a Computer Technician Consultant handling personal computer repair and construction, hardware and software troubleshooting and some web design, in addition to being the current Network Administrator for Zaldiva, Inc.  Mr. van Coller is a collector and as such, has an extensive knowledge of comic books and related movies and merchandise.

Significant Employees

Zaldiva has no significant employees who are not executive officers.

Family Relationships

Our President, Nicole Leigh-Van Coller and Jeremy I. Van Coller are husband and wife.

Directorships

None of the Company’s directors holds a directorship in any other company with a class of securities registered pursuant to Section12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Involvement in Certain Legal Proceedings

During the past five years, no director, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

•

was found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Promoters and control person.

Not applicable.

Compliance With Section 16(a) of the Exchange Act

To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission.

Code of Ethics

The Company adopted a Code of Ethics that was filed as an exhibit 14 to our Annual Report on Form 10-KSB-A1 for the year ended September 30, 2002.  The Company undertakes to provide to any person, without charge, upon request, a copy of such Code of Ethics.  Requests may be made by contacting the Company at 877-925-3482.

Corporate Governance

Nominating Committee

During the annual period ended September 30, 2008, there were no changes in the procedures by which security holders may recommend nominees to Zaldiva’s Board of Directors; and Zaldiva does not presently have a Nominating Committee for members of its Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

Zaldiva does not have an Audit Committee, and it is not required to have an Audit Committee; Zaldiva does not believe that the lack of an Audit Committee will have any adverse effect on its financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

Our Company’s officers and directors received 600,000 shares (200,000 shares each) for services valued at $200 each on September 28, 2006, and none for the years ended September 30, 2008, and 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Robert B. Lees Chairman, CFO and Former President	9/30/08 9/30/07 9/30/06	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
John A. Palmer, Jr. Secretary and Director	9/30/08 9/30/07 9/30/06	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Jeremy Van Coller COO Director	9/30/08 9/30/07 9/30/06	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Christopher Ebersole, Former CFO	9/30/08 9/30/07 9/30/06	0 22,200 0	0 (1) 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Nicole Leigh-Van Coller, President and Director	9/30/08 9/30/07	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

None; not applicable.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who are principal shareholders of the Company’s common stock.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Robert B. Lees	500,000	6.1%
Common Stock	John A. Palmer, Jr.	607,000	7.4%
Common Stock	Nicole Leigh Van Coller	601,429	7.3%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of September 30, 2008:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Robert B. Lees	500,000	6.1%
Common Stock	John A. Palmer, Jr.	607,000	7.4%
Common Stock	Jeremy I. Van Coller	299,630	3.6%
Common Stock	Nicole Leigh Van Coller	601,429	7.3%

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our Company’s last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the smaller reporting company's total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

There have been no transactions since the beginning of our last fiscal year, or any currently proposed transaction in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last three completed fiscal years.

Parents of the Smaller Reporting Company

Zaldiva has no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended September 30, 2008, and 2007:

Fee category	2008	2007

Audit fees	$42,713	$28,560
Audit-related fees	$0	$3,278
Tax fees	$1,340	$2,284
All other fees	$0	$0

Total fees	$44,053	$34,122

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended September 30, 2008 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

No.            Description

Exhibit 31.1 Certification of Nicole Leigh van Coller, the Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Robert B. Lees, the Company’s CFO, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZALDIVA, INC.

Date:	December 19, 2008	By:	/s/Nicole Leigh Van Coller
Nicole Leigh Van Coller
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ZALDIVA, INC.

Date:	December 19, 2008	By:	/s/Nicole Leigh Van Coller
Nicole Leigh Van Coller
President and Director

Date:	December 19, 2008	By:	/s/Robert B. Lees
Robert B. Lees
Chief Financial Officer and Director

Date:	December19, 2008	By:	/s/Jeremy I. Van Coller
Jeremy I. Van Coller
Director