Form 10-Q
period 2008-12-31
ZALDIVA INC
filed 2009-02-06
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-49652

        ZALDIVA, INC.

(Exact name of Registrant as specified in its charter)

Florida	65-0773383
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

331 East Commercial Blvd.

Ft. Lauderdale, Florida 33334

 (Address of Principal Executive Offices)

(954)938-4133

 (Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by  Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

February 3, 2009 - Common – 8,518,332

February 3, 2009:  Preferred – 500,000

PART I

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

ZALDIVA, INC.

BALANCE SHEETS

ASSETS

	December 31, 2008 (Unaudited)	September 30, 2008
CURRENT ASSETS:
Cash and cash equivalents	$92,414	$16,967
Inventories	67,780	80,529

Total Current Assets	160,194	97,496

PROPERTY & EQUIPMENT, Net	646,701	650,693

TOTAL ASSETS	$806,895	$748,189

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$25,006	$17,093
Convertible preferred stock; $0.001 par value, 20,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	613,241	605,328

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value, 50,000,000 shares authorized, 8,518,332 and 8,213,332 shares issued and outstanding	8,518	8,213
Additional paid-in capital	1,921,302	1,730,771
Accumulated deficit	(1,736,166)	(1,596,123)

Total Stockholders’ Equity	193,654	142,861

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$806,895	$748,189

The accompanying condensed notes are an integral part of these interim unaudited financial statements.

ZALDIVA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2008	2007
REVENUES

Product Sales	$95,087	$70,273
Internet services	-	9,080

Total Revenues	95,087	79,353

COST OF GOODS SOLD	52,985	43,513

Gross Profit	42,102	35,840

OPERATING EXPENSES

General and administrative expenses	146,205	143,745
Professional fees	23,762	7,077
Advertising expense	2,447	3,447
Website development expenses	-	9,421
Depreciation expense	3,992	4,987

Total Operating Expenses	176,406	168,677

OPERATING LOSS	(134,304)	(132,837)

OTHER INCOME (EXPENSE)

Interest income	143	529
Interest expense	(5,882)	(5,884)

Total Other Income (Expense)	(5,739)	(5,355)

NET LOSS	$(140,043)	$(138,192)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,220,110	8,163,332

The accompanying condensed notes are an integral part of these interim unaudited financial statements.

ZALDIVA, INC.

Statements of Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2007	8,163,332	$8,163	$1,247,477	$(1,027,126)	$228,514

Common stock issued for cash	50,000	50	24,950	-	25,000

Fair value of warrants granted	-	-	458,344	-	458,344

Net loss for the year ended
September 30, 2008	-	-	-	(568,997)	(568,997)

Balance, September 30, 2008	8,213,332	8,213	1,730,771	(1,596,123)	142,861

Common stock issued for cash	305,000	305	75,945	-	76,250

Fair value of warrants granted	-	-	114,586	-	114,586

Net loss for the three months ended December 31,
2008	-	-	-	(140,043)	(140,043)

Balance,
December 31, 2008	8,518,332	$8,518	$1,921,302	$(1,736,166)	$193,654

The accompanying condensed notes are an integral part of these interim unaudited financial statements.

ZALDIVA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(140,043)	$(138,192)
Adjustments to reconcile net loss to net cash Used by operating activities:
Depreciation, depletion and amortization	3,992	4,987
Fair value of warrants	114,586	114,586
Non cash interest expense	-	2,500
Common stock issued for services	-	-
Changes in operating assets and liabilities:
(Increase) decrease in inventory	12,749	2,025
(Increase) decrease in prepaid expenses	-	-
Increase (decrease) in current liabilities	7,913	(731)
Net Cash Used by Operating Activities	(803)	(14,825)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Common stock issued for cash	76,250	-
Net Cash Provided by Financing Activities	76,250	-

NET INCREASE IN CASH	75,447	(14,825)

CASH AT BEGINNING OF PERIOD	16,967	77,769

CASH AT END OF PERIOD	$92,414	$62,944

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$5,000	$-
Income taxes	$-	$-

The accompanying condensed notes are an integral part of these interim unaudited financial statements.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

December 31, 2008 and September 30, 2008

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2008 audited financial statements.  The results of operations for the periods ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

ZALDIVA, INC.

Notes to the Condensed Financial Statements

December 31, 2008 and September 30, 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

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

NOTE 4 - SIGNIFICANT TRANSATIONS

 During the three months ended December 31, 2008, the Company received $76,250 upon the exercise of 305,000 warrants at $0.25 per share.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Results of Operation

For The Three Months Ended December 31, 2008 Compared to The Three Months Ended December 31, 2007.

During the quarterly period ended December 31, 2008, we received total revenues of $95,087, an increase of $24,814, or 35%,  over our total revenues of $79,353 in the quarterly period ended December 31, 2007.  During the quarter ended December 31, 2008, all of our revenue was derived from collectible and comic book sales, as compared to the year-ago period, in which approximately 11% of our revenue was from internet services.  This change reflects the narrowing of our focus to collectible and comic book sales exclusively.  The increased sales were the result of our marketing efforts which have expanded the public awareness of our retail store. Costs of goods sold during these periods were $52,985 and $43,513 respectively. Cost of sales were 56% and 55% of sales for 2008 and 2007, respectively.

Operating expenses increased to $176,406 during the quarterly period ended December 31, 2008, from $168,677 in the year-ago period.  This increase was due primarily to an increase of $16,685 in professional fees in connection with our filings with the SEC.  Website development expenses decreased to $0, from $9,421 in the comparable period in 2007. Again, this change reflects our decision to focus all of our operations on collectible and comic sales and to discontinue our website development and hosting services.

For the three months ended December 31, 2008, we had a net loss of $140,043, as compared to a net loss of $138,192 during the December 31, 2007 fiscal period. Included in operating expenses for both 2008 and 2007 was $114,586 for the value of compensatory warrants granted to our officers and directors. Excluding this non cash expense our net loss would have been $25,457 and $23,606 in 2008 and 2007, respectively.  The amortization of this expense will continue until the first quarter of our 2010 fiscal year.

Liquidity

The Company had cash on hand of $92,414 at December 31, 2008. We believe that this cash on hand  may not be sufficient to meet our expenses through the end of our 2009 fiscal year.

Our revenues tend to increase significantly in the Thanksgiving to Christmas holiday season.  If we are not able to sustain an operating profit, we expect that we will have to raise money again by selling shares of common stock or through loans. Financing for the Company's activities to date has been primarily provided by issuance of common or preferred stock for cash and for services. During the three months ended December 31, 2008, we received $76,250 upon the exercise of 305,000 warrants at $0.25 per share.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Nicole Leigh Van Coller, President and Director.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Robert B. Lees, Chief Financial Officer and Director.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Nicole Leigh Van Coller, President and Robert B. Lees, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ZALDIVA, INC.

Date:	February 6, 2009	By:	/s/Nicole Leigh Van Coller
Nicole Leigh Van Coller, President and Director

Date:	February 6, 2009	By:	/s/Robert B. Lees
Robert B. Lees, CFO, and Director