Form 10-Q
period 2009-03-31
ZALDIVA INC
filed 2009-05-14
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

April 30, 2009 - Common – 8,518,332

April 30, 2009:  Preferred – 500,000

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

ZALDIVA, INC.

BALANCE SHEETS

ASSETS

	March 31, 2009 (Unaudited)	September 30, 2008
CURRENT ASSETS:
Cash and cash equivalents	$57,924	$16,967
Prepaid expenses	1,500	-
Inventories	82,393	80,529

Total Current Assets	141,817	97,496

PROPERTY & EQUIPMENT, Net	642,708	650,693

TOTAL ASSETS	$784,525	$748,189

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,745	$17,093
Convertible preferred stock; $0.001 par value, 20,000,000 shares Authorized, 500,000 shares issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	595,980	605,328

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value, 50,000,000 shares authorized, 8,518,332 and 8,213,332 shares issued and outstanding	8,518	8,213
Additional paid-in capital	2,035,888	1,730,771
Accumulated deficit	(1,855,861)	(1,596,123)

Total Stockholders’ Equity	188,545	142,861

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$784,525	$748,189

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

REVENUES

Product Sales	$62,903	$66,345	$157,990	$117,997
Internet Services	-	7,039	-	16,119

Total Revenues	62,903	73,384	157,990	134,116

COST OF GOODS SOLD	34,597	38,905	87,582	63,797

Gross Profit	28,306	34,479	70,408	70,319

OPERATING EXPENSES

General and administrative expenses	127,386	158,035	273,590	308,857
Professional fees	7,786	-	31,548	-
Advertising expense	3,079	5,200	5,527	8,647
Website development expenses	-	190	-	9,611
Depreciation expense	3,992	4,987	7,985	9,974

Total Operating Expenses	142,244	168,412	318,650	337,089

OPERATING LOSS	(113,937)	(133,933)	(248,242)	(266,770)

OTHER INCOME (EXPENSE)

Interest income	125	400	268	929
Interest expense	(5,882)	(5,000)	(11,765)	(10,884)

Total Other Income
(Expense)	(5,757)	(4,600)	(11,497)	(9,955)

NET LOSS	$(119,694)	$(138,533)	$(259,738)	$(276,725)

BASIC AND DILUTED
LOSS PER SHARE	$(0.01)	$(0.02)	$(0.03)	$(0.03)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	8,518,332	8,163,332	8,367,508	8,163,332

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Statements of Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2007	8,163,332	$8,163	$1,247,477	$(1,027,126)	$228,514

Common stock issued for cash	50,000	50	24,950	-	25,000

Fair value of warrants granted	-	-	458,344	-	458,344

Net loss for the year
ended September 30, 2008	-	-	-	(568,997)	(568,997)

Balance, September 30, 2008	8,213,332	8,213	1,730,771	(1,596,123)	142,861

Warrants exercised	305,000	305	75,945	-	76,250

Fair value of warrants granted	-	-	229,172	-	229,172

Net loss for the six months
ended March 31, 2009	-	-	-	(259,738)	(259,738)

Balance,
March 31, 2009	8,518,332	$8,518	$2,035,888	$(1,855,861)	$188,545

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(259,738)	$(276,725)
Adjustments to reconcile net loss to net cash Used by operating activities:
Depreciation, depletion and amortization	7,985	9,974
Fair value of warrants	229,172	229,172
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(1,864)	17,156
(Increase) decrease in prepaid expenses	(1,500)	2,500
Increase (decrease) in current liabilities	(9,348)	(8,473)
Increase (decrease) in unearned revenue	-	(97)
Net Cash Used by Operating Activities	(35,293)	(26,493)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Common stock issued for cash	76,250	-
Net Cash Provided by Financing Activities	76,250	-

NET DECREASE IN CASH	40,957	(26,493)

CASH AT BEGINNING OF PERIOD	16,967	77,769

CASH AT END OF PERIOD	$57,924	$51,276

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$7,173	$5,000
Income taxes	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

March 31, 2009 and September 30, 2008

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

March 31, 2009 and September 30, 2008

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

Results of Operation

For The Three Months Ended March 31, 2009 Compared to The Three Months Ended March 31, 2008.

During the quarterly period ended March 31, 2009, we received total revenues of $62,903, a decrease of $10,481, or approximately 14%, over our total revenues of $73,384 in the quarterly period ended March 31, 2008. During the quarter ended March 31, 2009, all of our revenue was derived from collectible and comic book sales, as compared to the year-ago period, in which approximately 10% of our revenue was from internet services.  We have focused our marketing on collectibles and comic book sales.  The decreased sales were the result of a generally worse retail environment in the first calendar quarter of 2009 as compared to the year-ago period. Costs of goods sold during these periods were $34,597 and $38,905, respectively. Cost of goods sold was approximately 55% and 53% of sales for 2009 and 2008, respectively.

Operating expenses decreased to $142,244 during the quarterly period ended March 31, 2009, from $168,412 in the year-ago period.  This decrease was due primarily to a decrease of approximately 19% in general and administrative expenses, from $158,035 to $127,386, from the 2008 period to the 2009 period.  In addition, website development expenses decreased to $0, from $190 in the comparable period in 2008.  Again, this change reflects our decision to focus all of our operations on collectibles and comic sales. We were not able to generate any revenues from website development and hosting services.

For the three months ended March 31, 2009, we had a net loss of $119,694, as compared to a net loss of $138,533 during the March 31, 2008, period. Included in operating expenses for both 2009 and 2008 was $114,586 for the value of compensatory warrants granted to our officers and directors. Excluding this non cash expense our net loss would have been only $5,108 and $23,947 in 2009 and 2008, respectively.  The amortization of this expense will continue until May, 2009.

For The Six Months Ended March 31, 2009 Compared to The Six Months Ended March 31, 2008.

During the six months ended March 31, 2009, we received total revenues of $157,990, an increase of $23,874, or approximately 18%,  over our total revenues of $134,116 for the six months ended March 31, 2008. During the six months ended March 31, 2009, all of our revenue was derived from collectible and comic book sales, as compared to the year-ago period, in which approximately 12% of our revenue was from internet services.  This change reflects the narrowing of our focus to collectibles and comic book sales.  The increased sales were the result of our marketing efforts which have expanded the public awareness of our retail store. Costs of goods sold during these periods were $87,582 and $63,797, respectively. Cost of goods sold was approximately 55% and 48% of sales for 2009 and 2008, respectively because we did not have any website development revenues in 2009.

Operating expenses decreased by approximately 5.5%, to $318,650 during the six months ended March 31, 2009, from $337,089 in the year-ago period.  This decrease was due partly to a decrease in website development expenses to $0, from $9,611 in the comparable period in 2008.  Again, this change reflects our focus on collectibles and comic book sales and to lack of revenues from our website development and hosting services.

For the six months ended March 31, 2009, we had a net loss of $259,738, as compared to a net loss of $276,725 during the March 31, 2008 period. Included in operating expenses for both 2009 and 2008 was $229,172for the value of compensatory warrants granted to our officers and directors. Excluding this non cash expense our net loss would have been only $30,566 and $47,553 in 2009 and 2008, respectively.  The amortization of this expense will continue until May, 2009.

Liquidity

The Company had cash on hand of $57,924 at March 31, 2009. We believe that this cash on hand  may not be sufficient to meet our expenses through the end of our 2009 fiscal year.

Our revenues tend to increase significantly in the Thanksgiving to Christmas holiday season.  If we are not able to sustain an operating profit, we expect that we will have to raise money again by selling shares of common stock or through loans. Financing for the Company's activities to date has been primarily provided by issuance of common or preferred stock for cash and for services. During the six months ended March 31, 2009, we received $76,250 upon the exercise of 305,000 warrants at $0.25 per share.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1 31.2 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Nicole Leigh, President and Director.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Robert B. Lees, Chief Financial Officer and Director.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Nicole Leigh, President and Robert B. Lees, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ZALDIVA, INC.

Date:	May 12, 2009	By:	/s/Nicole Leigh

Nicole Leigh, President and Director

Date:	May 12, 2009	By:	/s/Robert B. Lees
Robert B. Lees, CFO, and Director