Form 10-Q
period 2009-06-30
ZALDIVA INC
filed 2009-08-14
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

August 6, 2009 - Common – 9,018,332

August 6, 2009:  Preferred – 500,000

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

ZALDIVA, INC.

BALANCE SHEETS

ASSETS

	June 30, 2009 (Unaudited)	September 30, 2008
CURRENT ASSETS:
Cash and cash equivalents	$38,443	$16,967
Inventories	78,641	80,529

Total Current Assets	117,084	97,496

PROPERTY & EQUIPMENT, Net	638,716	650,693

TOTAL ASSETS	$755,800	$748,189

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,127	$17,093
Convertible preferred stock; $0.001 par value, 20,000,000 shares Authorized, 500,000 shares issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	593,362	605,328

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value, 50,000,000 shares authorized, 9,018,332 and 8,213,332 shares issued and outstanding, respectively	9,018	8,213
Additional paid-in capital	2,186,781	1,730,771
Accumulated deficit	(2,033,361)	(1,596,123)

Total Stockholders’ Equity	162,438	142,861

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$755,800	$748,189

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES

Product Sales	$61,789	$77,887	$219,779	$195,884
Internet Services	-	-	-	16,119

Total Revenues	61,789	77,887	219,779	212,003

COST OF GOODS SOLD	37,283	43,303	124,865	107,100

Gross Profit	24,506	34,584	94,914	104,903

OPERATING EXPENSES

General and administrative expenses	192,142	152,093	493,780	460,951
Advertising expense	3,683	7,381	9,210	16,026
Website development expenses	-	4,310	-	13,921
Depreciation expense	3,992	4,987	11,977	14,961

Total Operating Expenses	199,817	168,771	514,967	505,859

OPERATING LOSS	(175,311)	(134,187)	(420,053)	(400,956)

OTHER INCOME (EXPENSE)

Interest income	124	19	461	948
Interest expense	(5,882)	(6,763)	(17,647)	(17,647)

Total Other Income
(Expense)	(5,758)	(6,744)	(17,186)	(16,699)

NET LOSS	$(181,069)	$(140,931)	$(437,239)	$(417,655)

BASIC AND DILUTED
LOSS PER SHARE	$(0.02)	$(0.02)	$(0.05)	$(0.05)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	9,018,332	8,163,332	8,584,449	8,163,332

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Statements of Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2007	8,163,332	$8,163	$1,247,477	$(1,027,126)	$228,514

Common stock issued for cash	50,000	50	24,950	-	25,000

Fair value of warrants granted	-	-	458,344	-	458,344

Net loss for the year
ended September 30, 2008	-	-	-	(568,997)	(568,997)

Balance, September 30, 2008	8,213,332	8,213	1,730,771	(1,596,123)	142,861

Common stock issued for warrants exercised	305,000	305	75,945	-	76,250

Common stock issued for services	500,000	500	74,500	-	75,000

Fair value of warrants granted	-	-	305,565	-	305,565

Net loss for the nine months
ended June 30, 2009	-	-	-	(437,238)	(437,238)

Balance,
June 30, 2009	9,018,332	$9,018	$2,186,781	$(2,033,361)	$162,438

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(437,238)	$(417,655)
Adjustments to reconcile net loss to net cash Used by operating activities:
Depreciation and amortization	11,977	14,961
Fair value of warrants	305,565	343,758
Changes in operating assets and liabilities:
(Increase) decrease in inventory	1,888	4,357
(Increase) decrease in prepaid expenses	-	4,263
Increase (decrease) in current liabilities	(11,966)	(2,302)
Increase (decrease) in unearned revenue	-	(194)
Net Cash Used by Operating Activities	(54,774)	(52,812)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Common stock issued for cash	76,250	-
Net Cash Provided by Financing Activities	76,250	-

NET DECREASE IN CASH	21,476	(52,812)

CASH AT BEGINNING OF PERIOD	16,967	77,769

CASH AT END OF PERIOD	$38,443	$24,957

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$12,173	$10,001
Income taxes	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

June 30, 2009 and September 30, 2008

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

June 30, 2009 and September 30, 2008

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

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  FAS 165 did not have a material impact on the Company’s financial condition or results of operation. The Company has evaluated subsequent events through August 14, 2009, the date of issuance of the Company’s financial position and results of operations.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

June 30, 2009 and September 30, 2008

NOTE 4 – SIGNIFICANT EVENT

On or about June 1, 2009, the Company issued a total of 500,000 “unregistered” and “restricted” shares of its common stock to three entities in consideration of services valued at a total of $75,000.

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

Results of Operation

For The Three Months Ended June 30, 2009 Compared to The Three Months Ended June 30, 2008.

During the quarterly period ended June 30, 2009, we received total revenues of $61,789, a decrease of $16,098, or approximately 20%, over our total revenues of $77,887 in the quarterly period ended June 30, 2008. We have focused our marketing on collectibles and comic book sales.  The decreased sales were the result of a generally worse retail environment in the second calendar quarter of 2009 as compared to the year-ago period.  Costs of goods sold during these periods were $37,283 and $43,303, respectively. Cost of goods sold was approximately 60% and 56% of sales for 2009 and 2008, respectively.

Operating expenses increased to $199,817 during the quarterly period ended June 30, 2009, from $168,771 in the year-ago period.  This increase was due primarily to a increase of approximately 26% in general and administrative expenses, from $152,093 to $192,142, from the 2008 period to the 2009 period.

For the three months ended June 30, 2009, we had a net loss of $181,069, or $0.02 per share as compared to a net loss of $140,931, or $0.02 per share during the June 30, 2008 period.  Included in operating expenses for the June 30, 2009 quarterly period was $76,393 for the value of compensatory warrants granted to our officers and directors, as compared to $114,586 in the quarterly period ended June 30, 2008.  Excluding this non-cash expense, our net loss would have been only $104,676 and $26,345 in 2009 and 2008, respectively.  The amortization of this expense ended in May, 2009.

For The Nine Months Ended June 30, 2009 Compared to The Nine Months Ended June 30, 2008.

During the nine months ended June 30, 2009, we received total revenues of $219,779, an increase of  $7,776, or approximately 4%,  over our total revenues of $212,003 for the nine months ended June 30, 2008. Costs of goods sold during these periods were $124,865 and $107,100, respectively. Cost of goods sold was approximately 57% and 51% of sales for 2009 and 2008, respectively.

Operating expenses increased by approximately 1.7%, to $514,967 during the nine months ended June 30, 2009, from $505,859 in the year-ago period.

For the nine months ended June 30, 2009, we had a net loss of $437,239, or $0.05 per share, as compared to a net loss of $417,655, or $0.05 per share during the June 30, 2008 period.   Included in operating expenses for 2009 was $305,565 for the value of compensatory warrants granted to our officers and directors; this figure was $343,758 in the 2008 period.  Excluding this non-cash expense, our net loss would have been only $131,673  in 2009 and $73,897 in 2008.  The amortization of this expense ended in May 2009.

Liquidity

The Company had cash on hand of $38,443 at June 30, 2009. We believe that this cash on hand may not be sufficient to meet our expenses through the end of our 2009 fiscal year.

Our revenues tend to increase significantly in the Thanksgiving to Christmas holiday season.  If we are not able to sustain an operating profit, we expect that we will have to raise money again by selling shares of common stock or through loans. Financing for the Company's activities to date has been primarily provided by issuance of common or preferred stock for cash and for services. During the nine months ended June 30, 2009, we received $76,250 upon the exercise of 305,000 warrants at $0.25 per share.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On or about June 1, 2009, the Company issued a total of 500,000 “unregistered” and “restricted” shares of its common stock to the three entities identified below, in consideration of services valued at a total of $75,000:

Name

No. of Shares

International Monetary

  80,000

Biosystic Systems, Inc.

350,000

Jeffrey A. Olweean

 70,000

These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

ZALDIVA, INC.

Date:	August 14, 2009	By:	/s/Nicole Leigh
Nicole Leigh, President and Director

Date:	August 14, 2009	By:	/s/Robert B. Lees
Robert B. Lees, CFO, and Director