Form 10-Q/A
period 2009-06-30
ZALDIVA INC
filed 2009-12-28
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q/A

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

August 6, 2009 - Common – 9,018,332

August 6, 2009:  Preferred – 500,000

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this 10-Q/A Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

ZALDIVA, INC.

BALANCE SHEETS

ASSETS

	June 30, 2009 (Unaudited)	September 30, 2008
CURRENT ASSETS:
Cash and cash equivalents	$38,443	$16,967
Inventories	78,641	80,529

Total Current Assets	117,084	97,496

PROPERTY & EQUIPMENT, Net	638,716	650,693

TOTAL ASSETS	$755,800	$748,189

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,127	$17,093
Convertible preferred stock; $0.001 par value, 20,000,000 shares Authorized, 500,000 shares issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	593,362	605,328

STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value, 50,000,000 shares authorized, 9,018,332 and 8,213,332 shares issued and outstanding, respectively	9,018	8,213
Additional paid-in capital	2,663,952	1,730,771
Accumulated deficit	(2,480,532)	(1,596,123)

Total Stockholders’ Equity	162,438	142,861

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$755,800	$748,189

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES

Product Sales	$61,789	$77,887	$219,779	$195,884
Internet Services	-	-	-	16,119

Total Revenues	61,789	77,887	219,779	212,003

COST OF GOODS SOLD	37,283	43,303	124,865	107,100

Gross Profit	24,506	34,584	94,914	104,903

OPERATING EXPENSES

General and administrative expenses	639,313	152,093	940,950	460,951
Advertising expense	3,683	7,381	9,210	16,026
Website development expenses	-	4,310	-	13,921
Depreciation expense	3,992	4,987	11,977	14,961

Total Operating Expenses	646,988	168,771	962,137	505,859

OPERATING LOSS	(622,482)	(134,187)	(867,223)	(400,956)

OTHER INCOME (EXPENSE)
Interest income	124	19	461	948
Interest expense	(5,882)	(6,763)	(17,647)	(17,647)

Total Other Income
(Expense)	(5,758)	(6,744)	(17,186)	(16,699)

NET LOSS	$(628,240)	$(140,931)	$(884,409)	$(417,655)

BASIC AND DILUTED
LOSS PER SHARE	$(0.07)	$(0.02)	$(0.10)	$(0.05)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	9,018,332	8,163,332	8,584,449	8,163,332

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Statements of Stockholders' Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2007	8,163,332	$8,163	$1,247,477	$(1,027,126)	$228,514

Common stock issued for cash	50,000	50	24,950	-	25,000

Fair value of warrants granted	-	-	458,344	-	458,344

Net loss for the year
ended September 30, 2008	-	-	-	(568,997)	(568,997)

Balance, September 30, 2008	8,213,332	8,213	1,730,771	(1,596,123)	142,861

Common stock issued for warrants exercised	305,000	305	75,945	-	76,250

Common stock issued for services	500,000	500	74,500	-	75,000

Fair value of warrants granted	-	-	305,565	-	305,565

Fair value of options granted	-	-	447,171	-	447,171

Net loss for the nine months
ended June 30, 2009	-	-	-	(884,409)	(884,409)

Balance,
June 30, 2009	9,018,332	$9,018	$2,633,952	$(2,480,532)	$162,438

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(884,409)	$(417,655)
Adjustments to reconcile net loss to net cash Used by operating activities:
Depreciation and amortization	11,977	14,961
Common stock used for services	75,000	-
Fair value of warrants	305,565	343,758
Fair value of options	447,171	-
Changes in operating assets and liabilities:
(Increase) decrease in inventory	1,888	4,357
(Increase) decrease in prepaid expenses	-	4,263
Increase (decrease) in current liabilities	(11,966)	(2,302)
Increase (decrease) in unearned revenue	-	(194)
Net Cash Used by Operating Activities	(54,774)	(52,812)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Common stock issued for cash	76,250	-
Net Cash Provided by Financing Activities	76,250	-

NET DECREASE IN CASH	21,476	(52,812)

CASH AT BEGINNING OF PERIOD	16,967	77,769

CASH AT END OF PERIOD	$38,443	$24,957

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$12,173	$10,001
Income taxes	$-	$-

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

June 30, 2009 and September 30, 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – SIGNIFICANT EVENTS

On or about June 1, 2009, the Company issued a total of 500,000 “unregistered” and “restricted” shares of its common stock to three entities in consideration of services valued at a total of $75,000.

NOTE 5 – RESTATED FINANCIAL STATEMENTS

On or about December 21, 2009 the Board of Directiors of the Company concluded that the Company’s financial statements for the three months and the nine months ended June 30, 2009, should no longer be relied upon because of an error in such financial statements.  These financial statements did not disclose the granting to seven recipients on April 21, 2009, of options to purchase an aggregate of up to 1,810,000 shares of the Company’s common stock at a price of $0.25 per share, exercisable for eight years.

Due to an administrative oversight, the grant of the options was not reflected in the Company’s unaudited financial statements for the three month and nine month periods ended June 30, 2009.  The exclusion of these options resulted in an understatement of General and administrative expenses of $447,171 and an understatement of Additional Paid-in Capital of $447,171.

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

Operating expenses increased to $646,988 during the quarterly period ended June 30, 2009, from $168,771 in the year-ago period.  This increase was due primarily to a increase of approximately 416% in general and administrative expenses, from $152,093 to $639,313, from the 2008 period to the 2009 period due to the issuance of options valued at $447,171.

For the three months ended June 30, 2009, we had a net loss of $628,240, or $0.07 per share as compared to a net loss of $140,931, or $0.02 per share during the June 30, 2008 period.  Included in operating expenses for the June 30, 2009 quarterly period was $523,564 for the value of compensatory options and warrants granted to our officers and directors, as compared to $114,586 in the quarterly period ended June 30, 2008.  Excluding this non-cash expense, our net loss would have been only $104,676 and $26,345 in 2009 and 2008, respectively.  The amortization of this expense ended in May, 2009.

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

Operating expenses increased by approximately 90%, to $962,137 during the nine months ended June 30, 2009, from $505,859 in the year-ago period.  This increase is attributable to compensation expense associated with the issuance of options totaling $447,171.

For the nine months ended June 30, 2009, we had a net loss of $884,409, or $0.10 per share, as compared to a net loss of $417,655, or $0.05 per share during the June 30, 2008 period.   Included in operating expenses for 2009 was $305,565 for the value of compensatory warrants granted to our officers and directors and $447,171 for the value of compensatory options issued to our officers and directors; this figure was $343,758 in the 2008 period.  Excluding this non-cash expense, our net loss would have been only $131,673  in 2009 and $73,897 in 2008.  The amortization of this expense ended in May 2009.

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

ZALDIVA, INC.

Date:	December 28, 2009	By:	/s/Nicole Leigh
Nicole Leigh, President and Director

Date:	December 28, 2009	By:	/s/Robert B. Lees
Robert B. Lees, CFO, and Director