Form 10-K
period 2009-09-30
ZALDIVA INC
filed 2009-12-29
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2009

or

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

(954) 938-4133

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

December 28, 2009 - $1,212,235.50.  There are approximately 8,081,570 shares of common voting stock of the Registrant beneficially owned by non-affiliates.  There is a limited public market for the common stock of the Registrant, so this computation is based upon the bid price of $0.15 per share of the Registrant's common stock on the OTC Bulletin Board on March 31, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

December  23, 2009:  Common – 10,209,999

December 23, 2009:  Preferred – 500,000

Documents incorporated by reference: See Item 15.

PART I

ITEM 1.  BUSINESS

Description of Business

Zaldiva, Inc., a Florida corporation (the "Company," "we" or "us"), is in the business of selling comic books, toys and collectible items at our retail location at 331 East Commercial Blvd., Ft. Lauderdale, Florida, and through our web sites, Zaldiva.com, and Zaldivacomics.com.  We also offer our own brand of premium cigars and accessories, which is a very small part of our product line. Since fiscal 2003, we have focused our operations increasingly on our online comic book and collectible retail operations, with less emphasis on cigar sales.  This increased emphasis on comics and collectables has also resulted in a decreased focus on our web design and hosting operations. Since the grand opening of our "brick-and-mortar" retail location in December, 2006, our operations have increasingly focused on the comic book and collectible end of business.  In the future, we may also acquire other small companies offering similar products and services.  At such time as we enter into a definitive transaction, we will file a Current Report on Form 8-K disclosing its terms.

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

Traditional Marketing.

Since the grand opening of our brick-and-mortar retail location in December, 2006, our operations have taken a more traditional marketing approach.

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

Competitive Business Conditions and Smaller Reporting Company's Competitive Position in the Industry and Methods of Competition

The comic book and collectible retailing industry is no more or less competitive than any other mainstream retail business.  Our competitors include other brick-and-mortar and online retailers of comics, toys and collectibles. Zaldiva.com Comics & Collectibles does however have several advantages in the current market.

No. 1: Location

Zaldiva.com Comics & Collectibles is located on the east side of the Greater Ft. Lauderdale area where there are few current competitors.

No. 2: Location/Heavy Traffic

Commercial Blvd. is a heavily traveled road which runs east and west through Ft. Lauderdale and the surrounding cities. There is no highway to take travelers east and west in this section of the city, so Commercial Blvd. is most often used. The store is located about one-half mile east of the extremely busy Commercial Blvd. entrances and exits to I95. This location puts at least 65,000 cars in front of the store each day. Zaldiva’s largest competitor is about eight miles west of the our store. Many people who live on the east side of Ft. Lauderdale and surrounding cities have had to travel through heavy traffic to this competitor for the past decade – simply because there was no choice. Our store makes it easy not only for those living on the East side to get their collectibles, but for people to the south (the Hollywood/Miami areas) and to the north (the Boca Raton/Palm Beach areas) because of our proximity to the highway (I95).

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

No. 5: Gift Certificates

We offer both on-line and in-store gift certificates. As simple as this sounds, none of our local competitors offer them. They were a big hit for Christmas and they cost no more than a little paper and ink.  We had no outstanding gift certificates at September 30, 2009.

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

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation relieves us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the September 30, 2010, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

Number of Total Employees and Number of Full Time Employees

As of September 30, 2009, Zaldiva had four full-time and two part-time employees.  They are not part of any union, and we believe that our relationships with them are good.

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

ITEM 1A.  RISK FACTORS

Not required for Smaller Reporting Companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not required for Smaller Reporting Companies.

ITEM 2:  PROPERTIES

In September, 2004, we purchased a property located at 331 East Commercial Boulevard in Fort Lauderdale, Florida. The property is situated in a high-traffic commercial residential area.  We have renovated and expanded the property, which is now being used as a retail location for higher-end collectibles.  We opened the property for business on November 24, 2006, and had our grand opening on December 16, 2006.

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

For any market that develops for our Company’s common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the six month holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144.

A minimum holding period of six months is required for resales under Rule 144.  In addition, affiliates of the Company must comply with certain other requirements, including publicly available information concerning our Company; limitations on the volume of “restricted securities” which can be sold in any ninety (90) day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

The high and low closing bid prices for shares of our common stock of for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:

Period	High	Low
October 1, 2008 through December 31, 2008	$0.85	$0.17

January 1, 2008 through March 31, 2008	$0.46	$0.26

April 1, 2008 through June 30, 2008	$0.48	$0.26

July 1, 2008 through September 30, 2008	$0.26	$0.10

October 1, 2008 through December 31, 2008	$0.25	$0.08

January 1, 2009 through March 31, 2009	$0.30	$0.12

April 1, 2009 through June 30, 2009	$0.20	$0.11

July 1, 2009 through September 30, 2009	$0.11	$0.05

These bid prices were obtained from the Pink OTC Markets, Inc. and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

No assurance can be given that any "established public market" will develop in the common stock of the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 152, not including an indeterminate number who may hold shares in “street name.”

Dividends

Zaldiva has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Our Preferred Stock holders are entitled to receive dividends at a rate to 4% of the Liquidation Preference per share per annum, payable quarterly on January 1, April 1, July 1, and October 1.  Any dividends that are not paid within three trading days following the date payable, shall continue to accrue and shall entail a late fee at the rate of 18% per annum.  During the year ended September 30, 2009, we paid all dividends in cash of $20,000, with none in arrears.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	1,810,000	$0.25	190,000
Total	1,810,000	$0.25	190,000

Recent Sales of Unregistered Securities

During the last three years we issued the following unregistered securities:

To whom	Date	Number of shares	Consideration*

The Human Cash Register	6/06	305,000	Warrant exercise at $0.25 per share

Two ”accredited” investors	7/06	42,858	(1)

Christopher Ebersole	12/06	300,000	Services valued at $126,000 and signing bonus
Super Distributors	2/07	305,000	Warrant exercise at $0.25 per share

Two “accredited” investors	5/07	28,332	(1)

Two “accredited” consultants	5/07	(2)	(2)

Super Distributors	7/07	357,142	Conversion of Preferred Stock

Three investors	8/07	305,000	Warrant exercise

One “accredited” investor	8/08	(3)	$25,000

Jeffrey A. Olweean	12/08	305,000	Warrant exercise at $0.25 per share

International Monetary	4/09	80,000	Services valued at $12,000

Biosystic Systems, Inc.	4/09	350,000	Services valued at $52,500

Jeffrey A. Olweean	4/09	70,000	Services valued at $10,500

The Human Cash Register	10/09	275,000	Cashless exercise of warrant

Jeffrey A. Olweean	10/09	450,000	Cashless exercise of warrant

Simon Maitre St. Cyr	10/09	466,667	Cashless exercise of warrant

(1) We issued these "unregistered" and "restricted" shares of our common stock as payment for the quarterly dividends of our Series A Preferred Stock.

(2)  We issued warrants to purchase a total of 1,300,000 “unregistered” and “restricted” shares of our common stock to two consultants, in consideration of services rendered.  Each warrant is exercisable at a price of $0.25 per share, and expires in June, 2012.

(3)  We sold 50,000 Units, with each Unit consisting of one “unregistered” and “restricted” share of our common stock and one warrant to purchase an additional such share at a price of $1.00, exercisable for two years.

We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 July 1, 2009 through July 31, 2009	-0-	-0-	-0-	-0-
Month #2 August 1, 2009 through August 31, 2009	-0-	-0-	-0-	-0-
Month #3 September 1, 2009 through September 30, 2009	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

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

Liquidity and Capital Resources

Zaldiva had cash and cash equivalents of $12,936 as of September 30, 2009, and total current assets of $81,915; total current liabilities of $596,847; and a total stockholders’ equity of $119,791.   We used cash of $80,281 and $85,802 for our operating activities during the years ended September 30, 2009 and 2008, respectively. We also used cash of $0 and $0 in our investing activities during the years ended September 30, 2009 and 2008, respectively.  We provided cash from investing activities of $76,250 and $25,000 from the issuance of common stock during those periods.

Results of Operations

For the years ended September 30, 2009 and 2008, we had total revenues of $294,160, and $247,337, respectively.   During the period ended September 30, 2009, 100% of our revenues were derived from retail sales of comics and collectibles and cigars and accessories.  In the fiscal year ended September 30, 2008, approximately 92% of our revenues were derived form retail sales of comics, collectibles, cigars and accessories, with the remaining 8% coming from internet sales. Our retail sales increased to $294,160 in 2009 from $227,129 in 2008 while our internet sales decreased from $20,208 to $0. We expect retail sales to continue to grow during 2009.

Cost of goods sold increased to $187,594 in the fiscal year ended September 30, 2009, from $108,920 in the prior fiscal year.  As a percentage of product sales, cost of goods sold increased, representing 58% of product sales in 2009, and 48% of product sales in 2008.                     .

Our operating expenses increased to $1,015,359 in fiscal 2009, from $688,485, in fiscal 2008.  Net loss totaled $927,056 for the year ended September 30, 2009, and net loss totaled $568,997 for the year ended September 30, 2008.

Our net loss for the year ended September 30, 2009 was $927,056 compared to $568,997 in 2008, or ($0.11) per share compared to ($0.07) share for the respective years.

Off-Balance Sheet Arrangements

Zaldiva had no off-balance sheet arrangements during any of the period covered by this Annual Report or the consolidated financial statements that accompany this Annual Report.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZALDIVA, INC.

FINANCIAL STATEMENTS

September 30, 2009 and 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm..…….……………………….13

Balance Sheets…………………………………………………….……………………14

Statements of Operations……………….………….…………….……………………...15

Statements of Stockholders’ Equity (Deficit)…….…………….…………………………16

Statements of Cash Flows…………………………………………………….…………17

Notes to the Financial Statements…………………..……………………………………18

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Zaldiva, Inc.

Ft. Lauderdale, Florida

We have audited the accompanying balance sheets of Zaldiva, Inc. as of September 30, 2009 and 2008 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaldiva, Inc. as of September 30, 2009 and 2008, and the results of operations and cash flows for the years ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Mantyla, McReynolds, LLC

December 28, 2009

Salt Lake City, Utah

ZALDIVA, INC.

BALANCE SHEETS

	September 30, 2009	September 30, 2008
CURRENT ASSETS

Cash and cash equivalents	$12,936	$16,967
Inventories	68,979	80,529

Total Current Assets	81,915	97,496

PROPERTY & EQUIPMENT, Net	634,723	650,693

TOTAL ASSETS	$716,638	$748,189

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$8,612	$17,093
Convertible preferred stock; $0.001 par value,
20,000,000 shares authorized, 500,000 shares
issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	596,847	605,328

STOCKHOLDERS' EQUITY

Common stock; $0.001 par value, 50,000,000
shares authorized, 9,018,332 and 8,213,332 shares
issued and outstanding, respectively	9,018	8,213
Additional paid-in capital	2,633,952	1,730,771
Accumulated deficit	(2,523,179)	(1,596,123)

Total Stockholders' Equity	119,791	142,861

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$716,638	$748,189

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2009	2008

REVENUES

Product Sales	$294,160	$227,129
Internet services	-	20,208

Total Revenues	294,160	247,337

COST OF GOODS SOLD	187,594	108,920

Gross Profit	106,566	138,417

OPERATING EXPENSES

General and administrative expenses	986,153	637,105
Advertising expense	13,236	19,147
Website development expenses	-	14,020
Depreciation expense	15,970	18,213

Total Operating Expenses	1,015,359	688,485

OPERATING LOSS	(908,793)	(550,068)

OTHER INCOME (EXPENSE)

Interest income	528	1,071
Interest expense	(18,791)	(20,000)

Total Other Income (Expense)	(18,263)	(18,929)

NET LOSS	$(927,056)	$(568,997)

BASIC AND DILUTED
LOSS PER SHARE	$(0.11)	$(0.07)

WEIGTHED AVERAGE NUMBER OF SHARES
OUTSTANDING	8,612,990	8,169,633

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, September 30, 2007	8,163,332	8,163	1,247,477	(1,027,126)	228,514

Common stock issued for cash	50,000	50	24,950	-	25,000

Fair value of warrants granted	-	-	458,344	-	458,344

Net loss for the year ended September 30, 2008	-	-	-	(568,997)	(568,997)

Balance, September 30, 2008	8,213,332	8,213	1,730,771	(1,596,123)	142,861

Common stock issued for cash	305,000	305	75,945	-	76,250

Common stock issued for services	500,000	500	74,500	-	75,000

Fair value of warrants granted	-	-	305,565	-	305,565

Fair value of options granted	-	-	447,171	-	447,171

Net loss for the year ended September 30, 2009	-	-	-	(927,056)	(927,056)

Balance, September 30, 2009	9,018,332	$9,018	$2,633,952	$(2,523,179)	$119,791

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(927,056)	$(568,997)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	15,970	18,213
Fair value of warrants	305,565	458,344
Fair value of options	447,171
Common stock issued for services	75,000	-
Changes in operating assets and liabilities
(Increase) decrease in inventory	11,550	4,444
(Increase) decrease in prepaid expenses	-	5,000
Increase (decrease) in accounts payable and accrued expenses	(8,481)	1,477
Increase (decrease) in unearned revenue	-	(4,283)

Net Cash Used by Operating Activities	(80,281)	(85,802)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-

Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	76,250	25,000

Net Cash Provided by Financing Activities	76,250	25,000

NET INCREASE (DECREASE) IN CASH	(4,031)	(60,802)

CASH AT BEGINNING OF YEAR	16,967	77,769

CASH AT END OF YEAR	$12,936	$16,967
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$20,000	$20,000
Income taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Stock issued as dividend on preferred stock	$-	$-
Preferred stock converted to common stock	$-	$-

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2009 and 2008

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

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles.  The following summarizes the more significant of such policies:

Cash and Cash Equivalents

Cash is comprised of cash on hand or on deposit in banks.  The Company had $12,936 and $16,967 as of September 30, 2009 and 2008, respectively.

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the first-in, first-out (FIFO) method.  The Company maintains little or no inventory of cigars which are generally shipped from the supplier directly to the customer.  The inventory on hand as of September 30, 2009 and 2008 consists of collectibles and memorabilia recorded at a cost of $68,979 and $80,529, respectively.  This inventory is listed and described on the Company's web site where it is available for sale.

Income Taxes

The Company applies SFAS No. 109 (ASC 740), which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2009 and 2008

NOTE A – SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The Company adopted FIN 48(ASC 740), at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of FIN 48 (ASC 740) had no material impact on the Company’s financial statements. (See Note C below)

Basic Earnings (Loss) Per Common Share

Basic (loss) per common share is based on the net loss divided by weighted average number of common shares outstanding.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the years ended September 30, 2009 and 2008 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

As of the years ended September 30, 2009 and 2008 there were 3,160,000 and 1,655,000 potentially dilutive shares resulting from the issuances of warrants and the granting of options.  Also, all of the 500,000 shares of Series A Preferred Stock were potentially dilutive since they had reached the passage of 12 months.  (See Note B.)

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.

Revenue on cigar and accessory sales is recognized as products are delivered to the customer or retailer. The Company records accounts receivable for sales which have been delivered but for which money has not been collected.  The balance uncollected as of September 30, 2009 and 2008 was $0.  For customer purchases paid in advance, the Company records a liability until products are shipped.  There was $-0- and $-0- of outstanding unearned revenue from product sales as of September 30, 2009 and 2008, respectively.

Revenue is also recognized from web site development and maintenance after services have been rendered.  For these services, contracts are established with each customer.  Fees for development of web sites are negotiated based on the level of detail and features desired by the customer.  Half of the fee is generally charged when the contract is entered.  The remaining fee is due upon completion of the customers working web site.  There were no unfinished projects in progress as of September 30, 2009. Historically, maintenance work and the associated costs have been minimal.  Typically, future services involve upgrades or enhancements which are services which generate new fee arrangements.  Hosting agreements are offered to customers for service periods of three, six, and twelve months.  As of September 30, 2009, the Company has no deferred revenue for hosting services to be provided over the next twelve months.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2009 and 2008

NOTE A – SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company has realized approximately $-0- and $9,066 from commissions on sales through the on-line shopping center during the years ended September 30, 2009 and 2008, respectively. Contract terms contain a variety of durations and commission percentages based on dollar sales and volume of referrals. The Company recognizes these revenues in accordance with the requirements of EITF 99-19 (ASC 605).

The Company established and published a policy which allows customers to return most purchased items within 15 days of order for a full refund.  All returns or exchanges must be accompanied by an original invoice or sales receipt.  The Company will pay for return shipping costs if the return is a result of Company error.  As of September 30, 2009 and 2008, the Company had return transactions totaling $0 within the 15 day return period. No allowance for returns has been recorded as of September 30, 2009.

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

Stock Based Compensation

The Company has adopted FAS 123(R) (ASC 718), which generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2009 and 2008

NOTE A – SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued)

Equity Instruments

The Company records the shares issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30 (Prior authoritative literature, EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods, or Services).”

Impact of Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the fiscal year ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date. The Company has evaluated subsequent events through December 28, 2009, the date of issuance of the Company’s financial position and results of operations.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2009 and 2008

NOTE B – ISSUANCE OF COMMON AND PREFERRED SHARES

Stock Purchase Warrants

During 2004, the Company raised $152,500 from the sale of 1,220,000 Units to four "accredited" investors at a price of $0.125 per Unit.  Each Unit consists of one "unregistered" and "restricted" share of common stock and one warrant to purchase an additional share of common stock for $0.25, exercisable for five years.   The Company has 305,000 of these warrants outstanding as of September 30, 2009 and 2008, respectively.

During May 2007, the Company issued 1,300,000 common stock purchase warrants to its officers and directors with an exercise price of $0.25 and vesting over 2 years. Under FAS 123(R) (ASC 718), the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grant of these warrants: dividend yield of zero percent; expected volatility of 165%; risk-free interest rates of 5.35 percent and expected lives of 2.0 years. The Company recorded an expense of $305,565   and $458,344 for the warrants vesting during the years ended September 30, 2009 and 2008, respectively.

On August 15, 2008 the Company completed a private placement of 50,000 units at $0.50 per unit. Each unit includes one share of the Company’s common stock and a warrant to purchase an additional share of common stock at $1.00 per share for two years. Under FAS 123(R) (ASC 718), the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grant of these warrants: dividend yield of zero percent; expected volatility of 165%; risk-free interest rates of 5.35 percent and expected lives of 2.0 years.

The following table summarizes the stock warrant activity as of and for the years ended September 30, 2009 and 2008:

	Warrants	Wtd. Avg. Exercise Prices	Wtd. Avg. Remaining Life in Years	Aggregate Intrinsic Value
Outstanding at October 1, 2007	1,605,000	$0.27	0	$401,250
Granted	50,000	1.00	0.875	50,000
Outstanding at Sept. 30, 2008	1,655,000	0.28		451,250
Granted	0
Outstanding at Sept. 30, 2009	1,655,000	$0.28	3.43	$451,250

Exercisable at Sept. 30, 2009	1,655,000	$0.28	2.43	$451,250

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2009 and 2008

NOTE B – ISSUANCE OF COMMON AND PREFERRED SHARES (CONTINUED)

The following table summarizes information about the stock warrants as of September 30, 2009:

	Options/Warrants Outstanding				Options/Warrants Exercisable
		Wtd. Avg.				Wtd. Avg.
Range of		Remaining	Wtd. Avg.	Aggregate		Remaining	Wtd. Avg.	Aggregate
Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Price	Value	Shares	Life (years)	Price	Value

$0.25	305,000	0	$0.25	$76,250	305,000	0	$0.25	$76,250
$0.25	1,300,000	2.5	0.25	325,000	1,300,000	2.5	0.25	325,000
$1.00	50,000	0.875	1.00	50,000	50,000	0.875	1.00	50,000
	1,655,000		$0.27	$451,250	1,655,000		$0.27	$451,250

The following table summarizes information about non-vested warrants as of and for the year ended September 30, 2009:

		Wtd. Avg.
		Grant Date
	Warrants	Fair Value

Non-vested at September 30, 2008	433,333	$0.25
Vested during the year ended September 30, 2009	(433,333)	0.25
Non-vested at September 30, 2009	0	$0.25

Common Stock Purchase Options

On April 21, 2009 the Company granted 1,810,000 options to its officers and directors as compensation for services.  These options vest immediately and are exercisable over eight (8) years.  Under FAS 123 (R) (ASC 718), the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grant of these warrants: dividend yield of zero percent; expected volatility of 251%; risk-free interest rates of 1.24 percent and expected  lives of 4.0. The Company recorded an expense of $447,171 year ended September 30, 2009.

Preferred Stock

On September 22, 2004, the Company issued 500,000 shares of Series A 4% Preferred Stock having a par value of one mill ($0.001) per share, in consideration of gross proceeds of $500,000.  On August 24, 2005

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2009 and 2008

NOTE B – ISSUANCE OF COMMON AND PREFERRED SHARES (Continued)

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

*     Conversion:  Subject to the passage of 12 months from stock issuance, the holder may convert the preferred shares into the Company's common shares at a price equal to 85% of the average closing bid price of the common shares for the five trading days immediately preceding the conversion date.  Consequently the liability has been recorded at $588,235 on the balance sheet.  The difference between the face value and the carrying value has been recognized as interest expense.

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

Common Stock

On December 29, 2008 the Company issued 305,000 shares of its unregistered restricted common stock for cash at $0.25 per share.  On April 1, 2009, the Company issued 500,000 shares of its common stock for services valued at $0.15 per share. The Company records shares issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30 (Prior authoritative literature, EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods, or Services). This compensation expense was recognized in the period that the services were rendered.

On August 15, 2008 the Company completed a private placement of 50,000 units at $0.50 per unit. Each unit includes one share of the Company’s common stock and a warrant to purchase an additional share of common stock at $1.00 per share.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2009 and 2008

NOTE C – ACCOUNTING FOR INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception.  Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.  The provision for income taxes consists of the following:

	Years Ended September 30,
	2009	2008
Current Taxes	$ -	$ -
Deferred Tax Benefit	(60,670)	(38,332)
Benefits of operating loss carryforwards	60,670	38,332
Total provision for income taxes	$ -	$ -

The following table shows the components of the Company’s deferred tax assets. All of the components are noncurrent.

	Years Ended September 30,
	2009	2008
Deferred Tax Assets
Loss Carryforwards (expire through 2029)	$ 276,575	$ 215,510
Fixed Assets	1,535	1,193
Common Stock Warrants	364,942	257,944
Stock Compensation Expense	156,510	-
Total Gross Deferred Tax Asset	799,562	474,697
Valuation Allowance	(799,562)	(474,697)
Net Deferred Taxes	-	-
Deferred Tax Liabilities	-	-
Net Deferred Taxes	$ -	$ -

The valuation allowance has increased $324,865 from $474,697 during the period ended September 30, 2009.  Income tax expense differs from amounts computed by applying the statutory Federal rate to pretax income as follows:

	Years Ended September 30,
	2009	2008
Federal statutory rate	35.0%	35.0%
Effect of:
State income taxes	0.0%	0.0%
Change in valuation allowance,
Federal and State; and other	-35.0%	-35.0%
Effective tax rate	0.0%	0.0%

The Company adopted the provisions of FIN 48 (ASC 740) at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions on returns that have been filed or that

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2009 and 2008

NOTE C – ACCOUNTING FOR INCOME TAXES (CONTINUED)

will be filed. The Company has not had operations resulting in net income and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements. A reconciliation of our unrecognized tax benefits is presented in the table below:

Years Ended September 30,
	2009	2008
Balance as of October 1, 2008	$ -	$ -
Additions based on tax positions related to the current year	-	-
Additions based on tax positions related to prior year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Balance as of September 30, 2009	$ -	$ -

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended September 30, 2009 and 2008, the Company did not recognize any interest or penalties in the Statements of Operations, nor did the Company have any interest or penalties accrued at September 30, 2009 and 2008 relating to unrecognized benefits.

The Company has filed income tax returns in the United States and Florida. All tax years prior to 2006 are closed by expiration of the statute of limitations.   The years ended September 30, 2009, 2008, and 2007 are open for examination.

NOTE D – PROPERTY

The major classes of assets as of September 30 are as follows:

                                           2009                  2008      .

Building Improvements	$ 7,695 $ 7,695
Land	239,116 239,116
Building	417,755 417,755
Cigar Equipment	17,634 17,634
Computer Equipment	5,355 5,355
Display Equipment	19,995 19,995
Accumulated Depreciation	(72,827) (56,857)

Total	$ 634,723 $ 650,693

Depreciation expense was $15,970 and $18,213, for the years ended September 30, 2009 and 2008, respectively.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2009 and 2008

NOTE E – SEGMENT INFORMATION

SFAS No. 131 (ASC 280), requires that the Company disclose information about its operating segments. The Company has two strategic business units, one which sells comic books, toys and collectible items at its retail location in Ft. Lauderdale, Florida, and through the web sites and the second that offers internet services and facilitates on-line shopping.  Currently the Company accounts for the two lines of business in separate accounts but within one set of financial statements.  Evaluation procedures are performed on the Company as a whole.  The Company anticipates that with future growth, there will be additional SFAS 131 (ASC 280) data to report.

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

NOTE G – SUBSEQUENT EVENTS

On October 1, 2009, the Company restated the exercise price of the 1,300,000 outstanding common stock purchase warrants. The exercise price of the warrants was restated to $0.005 per warrant from $0.25. The change in the exercise price will result in the recording of additional compensation expense during the quarter ended December 31, 2009.

On October 10, 2009, investors exercised warrants in exchange for 1,191,667 shares of the Company’s common stock in a cashless exchange.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants during the past two fiscal years or any disagreements with independent accountants on accounting and financial disclosure.

ITEM 9A(T):  CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  In connection with the preparation of our financial statements for the fiscal year ended September 30, 2009, we identified a deficiency that existed in the design or operation of our disclosure controls and procedures that we consider to be a “material weakness.”  The material weakness identified relates to our recording, review and control of material information required to be included in our periodic Securities and Exchange Commission reports and our communication of such material information to our attorneys and accountants such that it can be properly disclosed in our periodic reports.  This material weakness resulted in failure to properly report and disclose information and matters affecting the Company’s financial statements for the three month and nine month periods ended June 30, 2009, and related footnotes.  The Company is in the process of preparing an amended Quarterly Report on Form 10-Q-A1 for the purpose of correcting these failures, and it expects to file such amended Quarterly Report at or about the time of filing of this Annual Report on Form 10-K.

During the first quarter of our 2010 fiscal year, we took the following step to remediate this weakness:

Communication with corporate counsel and accountants prior to the adoption of any corporate resolution providing for the issuance of shares of our common stock, the granting of options and other material events that require disclosure in our periodic Securities and Exchange Commission reports, and quarterly conferences with our counsel to ensure that all corporate actions undertaken during the prior quarter have been properly documented.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our management, with the participation of the President and Vice President, concluded that, as of September 30, 2009, our internal control over financial reporting was not effective.  In connection with the preparation of our financial statements for the fiscal year ended September 30, 2009, we identified a deficiency that existed in the design or operation of our internal control over financial reporting that we consider to be a “material weakness.”  The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement on the annual or interim financial statements will not be prevented or detected.”

The material weakness identified relates to our recording, review and control of material information required to be included in our periodic Securities and Exchange Commission reports and our communication of such material information to our attorneys and accountants such that it can be properly disclosed in our periodic reports.  This material weakness resulted in failure to properly report and disclose information and matters affecting the

Company’s financial statements for the three month and nine month periods ended June 30, 2009, and related footnotes.  The Company is in the process of preparing an amended Quarterly Report on Form 10-Q-A1 for the purpose of correcting these failures, and it expects to file such amended Quarterly Report at or about the time of filing of this Annual Report on Form 10-K.

During the first quarter of our 2010 fiscal year, we took the following step to remediate this weakness:

Communication with corporate counsel and accountants prior to the adoption of any corporate resolution providing for the issuance of shares of our common stock, the granting of options and other material events that require disclosure in our periodic Securities and Exchange Commission reports, and quarterly conferences with our counsel to ensure that all corporate actions undertaken during the prior quarter have been properly documented.

The Company will continue to monitor, assess and work to improve the effectiveness of its internal control procedures related to internal controls and financial reporting in order to comply with Section 404 of the Sarbanes Oxley Act of 2002.

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

ITEM 9B:  OTHER INFORMATION

On October 1, 2009, which is subsequent to the end of the period covered by this Report, we restated the exercise price of the 1,300,000 outstanding common stock purchase warrants. The exercise price of the warrants was restated to $0.005 per warrant from $0.25. The change in the exercise price will result in the recording of additional compensation expense during the quarter ended December 31, 2009.  See our Current Report on Form 8-K dated October 1, 2009, filed with the Securities and Exchange Commission on October 2, 2009.

On November 16, 2009, we entered into an Investment and Banking Agreement with Charles Morgan Securities to use their best efforts with respect to an initial private placement of $250,000 at a price of $0.02 per share of our common stock and an additional private placement of up to $750,000 of convertible debt in or around February, 2010. See our Current Report on Form 8-K dated November 16, 2009, filed with the Securities and Exchange Commission on November 20, 2009.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Robert B. Lees	President	12/24/97	4/19/07
	Chairman	12/24/97	*
	CFO	7/10/08	*
	Director	12/24/97	*

Nicole Leigh	President	4/19/07	*
	Director	6/4/07	*
John A. Palmer, Jr.	Secretary	2/15/98	*
	Director	12/24/97	*
Jeremy I. Van Coller	Secretary	12/24/97	2/15/98
	Director	12/24/97	*
	COO	6/2/07	*

* These persons presently serve in the capacities indicated.

Business Experience

Robert B. Lees.  Mr. Lees, age 62, is a graduate of the U.S. Naval Academy. He served as an Officer in the Marine Corps, both overseas and domestically.  After transferring to the active Reserves, he joined the DuPont Company, where he managed the Southeastern Region.  He took the region from last to first in the acrylic sheet division for sales and service.  He then became part owner and general manager of a wood laminating operation in Orlando, Florida.  Upon the sale of the business, he joined Merrill Lynch in the Private Client Group and became an assistant Vice President.  He has since consulted to a Florida-based investor relations firm, and served as President and Chief Operating Officer of two start-up companies, as well as his current position.

Ms. Leigh is 38 years of age.  She is a 1989 graduate of Washington High School in Phoenix, Arizona.  For the past six years, she has been significantly involved in the Company’s operations, including web site design and maintenance, inventory and shipping, online sales fulfillment and general operations.

John A. Palmer, Jr.  Mr. Palmer is 71 years old.  He is a graduate of the University of Wisconsin, where he received a BS in Mathematics and Physics and an MS in Education and Counseling.  He has continued his education throughout his life and has completed multiple workshops in Electromechanical Automation, Electromechanical Systems, Vacuum Technology, Vacuum and RF Power and Semiconductor Manufacturing Processes.  He was a presenter for Basic Troubleshooting and Electromechanical Devices at the Intel/MATEC Summer Institute, Arizona as well as for the transducers Workshop in Orlando, Florida and the Rockwell automation PLC Workshop in Michigan.  Since 1969, Mr. Palmer has served as a Professor of Electricity, Industrial Electronics, Manufacturing Electronics and Mathematics at the Central Arizona College in Coolidge, Arizona.  In addition, he has been involved in Summer Faculty Internships at Motorola and Intel, both in Phoenix, Arizona.

Jeremy I. van Coller.  Mr. Van Coller, age 30, is a graduate of Kloof High School (Kwa Zulu Natal, Kloof, South Africa) where his line of studies included Technical Drawing (architectural renderings), Biology, Advanced Mathematics, English and Afrikaans.  He continued his education by attending the Academy of Learning (Kwa Zulu Natal, Pinetown, South Africa) where he studied Marketing, Management and Computer Science for approximately one year prior to moving to the United States.  Mr. Van Coller worked as a computer sales person in South Africa during and after attending the Academy.  Over the past two years, he served as an Assistant to the Network Administrator for various South Florida Internet service providers, where he handled domain name servers, mail servers, BSDI and Cobalt servers.  Mr. van Coller currently serves as a Computer Technician Consultant handling personal computer repair and construction, hardware and software troubleshooting and some web design, in addition to being the current Network Administrator for Zaldiva, Inc.  Mr. van Coller is a collector and as such, has an extensive knowledge of comic books and related movies and merchandise.

Significant Employees

Zaldiva has no significant employees who are not executive officers.

Family Relationships

None; not applicable.

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

Corporate Governance

Nominating Committee

During the annual period ended September 30, 2009, there were no changes in the procedures by which security holders may recommend nominees to Zaldiva’s Board of Directors; and Zaldiva does not presently have a Nominating Committee for members of its Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

Zaldiva does not have an Audit Committee, and it is not required to have an Audit Committee; Zaldiva does not believe that the lack of an Audit Committee will have any adverse effect on its financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Robert B. Lees Chairman, CFO and Former President	9/30/09 9/30/08 9/30/07	0 0 0	0 0 0	0 0 0	24,000(1) 0 0	0 0 0	0 0 0	0 0 0	0 0 0
John A. Palmer, Jr. Secretary and Director	9/30/09 9/30/08 9/30/07	0 0 0	0 0 0	0 0 0	24,000(1) 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Jeremy Van Coller COO Director	9/30/09 9/30/08 9/30/07	0 0 0	0 0 0	0 0 0	24,000(1) 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Nicole Leigh, President and Director	9/30/09 9/30/08	0 0	0 0	0 0	120,000(2) 0	0 0	0 0	0 0	0 0

(1)  During the third quarter of our 2009 fiscal year, the Company granted to each of these persons the option to purchase 100,000 shares of its common stock at an exercise price of $0.25 per share.

(2)  During the third quarter of our 2009 fiscal year, the Company granted to Ms. Leigh an option to purchase 500,000 shares of its common stock at an exercise price of $0.25 per share.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who are principal shareholders of the Company’s common stock as of December 9, 2009.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Jeffrey A. Olweean	520,000	5.0%
Common Stock	John A. Palmer, Jr.	607,000	5.9%
Common Stock	Nicole Leigh	601,429	5.8%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 9, 2009:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Robert B. Lees	500,000	4.8%
Common Stock	John A. Palmer, Jr.	607,000	5.9%
Common Stock	Jeremy I. Van Coller	-0-	-0-
Common Stock	Nicole Leigh	601,429	5.8%

In addition, Nicole Leigh is the beneficial owner of 75,000 shares of our Series A 4% Preferred Stock, representing 15% of the outstanding shares of that class.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of Zaldiva.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	1,810,000	$0.25	190,000
Total	1,810,000	$0.25	190,000

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

Parents of the Smaller Reporting Company

Zaldiva has no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended September 30, 2009, and 2008:

Fee category	2009	2008

Audit fees	$31,106	$42,713
Audit-related fees	$0	$0
Tax fees	$0	$1,340
All other fees	$0	$0

Total fees	$31,106	$44,053

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended September 30, 2009 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

No.             Description

Exhibit 31.1 Certification of Nicole Leigh, the Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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

ZALDIVA, INC.

Date:	December 28, 2009	By:	/s/Nicole Leigh
Nicole Leigh
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ZALDIVA, INC.

Date:	December 28, 2009	By:	/s/Nicole Leigh
Nicole Leigh
President and Director

Date:	December28, 2009	By:	/s/Robert B. Lees
Robert B. Lees
Chief Financial Officer and Director

Date:	December 28, 2009	By:	/s/Jeremy I. Van Coller
Jeremy I. Van Coller
Director