Form 10-Q/A
period 2009-06-30
ZALDIVA INC
filed 2010-01-12
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q-A2

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective.  In connection with the preparation of our financial statements for the fiscal year ended September 30, 2009, we identified a deficiency that existed in the design or operation of our internal control over financial reporting that we consider to be a “material weakness.”  The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement on the annual or interim financial statements will not be prevented or detected.”

The material weakness identified relates to our recording, review and control of material information required to be included in our periodic Securities and Exchange Commission reports and our communication of such material information to our attorneys and accountants such that it can be properly disclosed in our periodic reports.  This material weakness resulted in failure to properly report and disclose information and matters affecting the

Company’s financial statements for the three month and nine month periods ended June 30, 2009, and related footnotes.  This amended Quarterly Report on Form 10-Q-A2 is filed for the purpose of correcting these failures.

During the first quarter of our 2010 fiscal year, we took the following step to remediate the weakness identified under the subheading “Evaluation of disclosure controls and procedures” above:

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

Changes in internal control over financial reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of our 2010 fiscal year, we took the following step to remediate the weakness identified under the subheading “Evaluation of disclosure controls and procedures” above:

Communication with corporate counsel and accountants prior to the adoption of any corporate resolution providing for the issuance of shares of our common stock, the granting of options and other material events that require disclosure in our periodic Securities and Exchange Commission reports, and quarterly conferences with our counsel to ensure that all corporate actions undertaken during the prior quarter have been properly documented.   We believe that this change will have a commensurate effect on our internal controls over financial reporting.

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

ZALDIVA, INC.

Date:	January 12, 2010	By:	/s/Nicole Leigh
Nicole Leigh, President and Director

Date:	January 12, 2010	By:	/s/Robert B. Lees
Robert B. Lees, CFO, and Director

Date:	January 12, 2010	By:	/s/John A. Palmer, Jr.
John A. Palmer, Jr., Secretary and Director