Form 10-Q
period 2009-12-31
ZALDIVA INC
filed 2010-02-12
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

February 12, 2010 - Common – 11,559,999

February 12, 2010 - Preferred – 500,000

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

ZALDIVA, INC.
Balance Sheets

ASSETS

	December 31,	September 30,
	2009	2009
CURRENT ASSETS	(Unaudited)

Cash and cash equivalents	$8,258	$12,936
Inventories	61,771	68,979

Total Current Assets	70,029	81,915

PROPERTY & EQUIPMENT, Net	630,879	634,723

TOTAL ASSETS	$700,908	$716,638

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$29,377	$8,612
Notes payable - related party	16,000	-
Consulting fee payable	30,000	-
Convertible preferred stock; $0.001 par value,
20,000,000 shares authorized, 500,000 shares
issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	663,612	596,847

STOCKHOLDERS' EQUITY

Common stock; $0.001 par value, 50,000,000
shares authorized, 10,634,999 and 9,018,332 shares
issued and outstanding, respectively	10,635	9,018
Additional paid-in capital	2,696,224	2,633,952
Accumulated deficit	(2,669,563)	(2,523,179)

Total Stockholders' Equity	37,296	119,791

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$700,908	$716,638

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31,
	2009	2008

REVENUES

Product Sales	$50,554	$95,087

Total Revenues	50,554	95,087

COST OF GOODS SOLD	32,240	52,985

Gross Profit	18,314	42,102

OPERATING EXPENSES

General and administrative expenses	26,440	146,205
Professional fees	126,522	23,762
Advertising expense	650	2,447
Depreciation expense	3,844	3,992

Total Operating Expenses	157,456	176,406

OPERATING LOSS	(139,142)	(134,304)

OTHER INCOME (EXPENSE)

Interest income	8	143
Interest expense	(7,250)	(5,882)

Total Other Income
(Expense)	(7,242)	(5,739)

NET LOSS	$(146,384)	$(140,043)

BASIC AND DILUTED
LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	10,395,144	8,220,110

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2007	8,163,332	$8,163	$1,247,477	$(1,027,126)	$228,514
Common stock issued for cash	50,000	50	24,950	-	25,000
Fair value of warrants granted	-	-	458,344	-	458,344

ended September 30, 2008	-	-	-	(568,997)	(568,997)

Balance, September 30, 2008	8,213,332	8,213	1,730,771	(1,596,123)	142,861

Common stock issued for cash	305,000	305	75,945	-	76,250
Common stock issued for services	500,000	500	74,500	-	75,000
Fair value of warrants granted	-	-	305,565	-	305,565
Fair value of options granted	-	-	447,171	-	447,171
Net loss for the year
ended September 30, 2009	-	-	-	(927,056)	(927,056)

Balance September 30, 2009	9,018,332	9,018	2,633,952	(2,523,179)	119,791

Exercise of cashless warrants (unaudited)	1,166,667	1,167	4,666	-	5,833
Common stock issued for services (unaudited)	350,000	350	14,525	-	14,875
Fair value of options granted (unaudited)	-	-	38,181	-	38,181
Common stock issued for services (unaudited)	100,000	100	4,900	-	5,000
Net loss for the three months
ended December 31, 2009 (unaudited)	-	-	-	(146,384)	(146,384)

Balance December 31, 2009 (unaudited)	10,634,999	$10,635	$2,696,224	$(2,669,563)	$37,296

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	December 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(146,384)	$(140,043)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	3,844	3,992
Fair value of warrants	-	114,586
Fair value of options	38,181	-
Exercise of cashless warrants	5,833	-
Common stock issued for services	19,875	-
Changes in operating assets and liabilities
(Increase) decrease in inventory	7,208	12,749
Increase (decrease) in current liabilities	50,765	7,913

Net Cash Used by Operating Activities	(20,678)	(803)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from related party payable	16,000	-
Common stock issued for cash	-	76,250

Net Cash Provided by Financing Activities	16,000	76,250

NET DECREASE IN CASH	(4,678)	75,447

CASH AT BEGINNING OF PERIOD	12,936	16,967

CASH AT END OF PERIOD	$8,258	$92,414

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$5,000
Income Taxes	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

December 31, 2009 and September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements.  The results of operations for the three month period ended December 31, 2009 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

December 31, 2009 and September 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

In October  2009,  the FASB issued ASU  2009-13,  Multiple-Deliverable Revenue  Arrangements,  (amendments  to FASB ASC  Topic  605,  Revenue Recognition)  ("ASU  2009-13") and ASU 2009-14,  Certain  Arrangements That Include  Software  Elements,  (amendments  to FASB ASC Topic 985, Software) ("ASU  2009-14"). ASU  2009-13 requires entities to allocate revenue  in an  arrangement  using  estimated  selling  prices  of the delivered goods and services based on a selling price  hierarchy.  The amendments  eliminate the residual  method of revenue  allocation  and require  revenue to be  allocated  using the  relative  selling  price method. ASU  2009-14  removes  tangible  products  from  the  scope of software revenue guidance and provides guidance on determining whether software  deliverables  in an  arrangement  that  includes  a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14  should be applied on a prospective  basis for revenue arrangements  entered into or  materially  modified in fiscal years  beginning  on or  after  June 15,  2010,  with  early  adoption permitted.  The Company is currently  evaluating,  but does not expect adoption of ASU  2009-13 or ASU  2009-14 to have a material  impact on the  Company's   consolidated   results  of  operations  or  financial condition.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 4 – EQUITY ACTIVITY

On October 2, 2009 the owners of cashless warrants exercised a total of 1,166,667 shares of common stock resulting in a recognized expense of $5,833.

On November 16, 2009 the Company entered into a consulting agreement and issued 350,000 shares of common stock valued at $14,875 as part of that contract.  In conjunction with this agreement the Company also issued 1,000,000 options.  Under ASC 718, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grant of these warrants: dividend yield of zero percent; expected volatility of 151%; risk-free interest rates of 1.35 percent and expected lives of 1.0. The Company recorded an expense of $38,181 for the quarter ended December 31, 2009.

On November 18, 2009 the Company issued 100,000 shares of common stock valued at $5,000 to an employee.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

December 31, 2009 and September 30, 2009

NOTE 5 – NOTES PAYABLE AND RELATED PARTY PAYABLES

On November 16, 2009, the Company entered into an Investment Banking and Advisory Agreement for general business advice and assistance to be provided and to use its best efforts with respect to an initial private placement of $250,000 at a price of $0.02 per share of the Company’s common stock and an additional private placement of up to $750,000 of convertible debt in or around February 2010.

As compensation, the Company agreed to pay a fee of $120,000, payable in 12 monthly installments of $10,000 each, or an amount in common stock having a value of 125% of the cash payment alternative.  In addition, the Company shall issue a total of 650,000 unregistered and restricted shares of common stock, with 350,000 such shares payable at the time of the execution of the Agreement, 150,000 such shares payable on February 16, 2010, and 150,000 such shares payable on May 16, 2010.  The Company also agreed to pay an engagement fee of $30,000 payable at signing of the Agreement, and to offer a cash option to purchase up to 1,000,000 unregistered and restricted shares of the Company’s common stock at a price of $0.005 per share.

Additionally, the Company has agreed to pay:

a)

Cash compensation in an amount equal to ten percent (10%) of the aggregate purchase price of the Equity sold to the investors, plus

b)

An additional three percent (3%) unaccountable expense allowance of the aggregate purchase price of the equity placed by the Consultant with the investors;

c)

Cashless Warrants to purchase a number of shares equal to 10% of the shares issuable by the Company at an exercise price equal to 120% of the initial price paid by the investors, with the shares underlying such warrants to have piggy-back registration rights.

The term of this agreement is twelve (12) months from the date thereof with an automatic renewal for a year if written notice for termination is not received, by either party, 30 days prior to the termination of this agreement. Either party may terminate this agreement after the first ninety days with a written notice of termination. Any fees that are due and payable after the termination date will not be owed or payable. Any compensation paid prior to the date of termination will be deemed earned and paid.

In conjunction with this agreement, the Company has accrued a total of $30,000 in fees related to this contract.

On November 13, 2009 a related party lent the Company $16,000 on a short-term basis. The note bears interest at $1,500 per month, is non-collateralized and is due on demand.

As of December 31, 2009 the Company has accrued $5,000 of dividend payable related to the outstanding convertible preferred stock and $2,250 of interest payable on the related party note.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

December 31, 2009 and September 30, 2009

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has evaluated subsequent events through February 12, 2010, the date the financial statements were issued, and has concluded that no recognized or nonrecognized subsequent events have occurred since the quarter ended December 31, 2009 apart from the following:

On January 27, 2010,  the Company issued 1,250,000 “unregistered” and “restricted” shares of its common stock to one accredited investor in consideration of $25,000.

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

Results of Operation

For The Three Months Ended December 31, 2009 Compared to The Three Months Ended December 31, 2008.

During the quarterly period ended December 31, 2009, we received total revenues of $50,554, a decrease of $44,533, or approximately 47%, over our total revenues of $95,087 in the quarterly period ended December 31, 2008. We have focused our marketing on collectibles and comic book sales.  The decreased sales were the result of a generally worse retail environment in the fourth calendar quarter of 2009 as compared to the year-ago period.  Costs of goods sold during these periods were $32,240 and $52,985, respectively. Cost of goods sold was approximately 64% and 56% of sales for 2009 and 2008, respectively.

Operating expenses decreased to $157,456 during the quarterly period ended December 31, 2009, from $176,406 in the year-ago period.  This decrease was due primarily to a decrease of approximately 82% in general and administrative expenses, from $146,205 to $26,440, from the 2008 period to the 2009.  We also had an increase in professional fees from $23,762 in the December 31, 2008 period to $126,522 in the December 31, 2009 period.  This increase is primarily due to non-cash expenses related to the exercise of warrants and common stock and options issued for services. These non-cash expenses totaled $62,272 during the three months ended December 31, 2009.  If it were not for these non-cash items, our operating expenses would have totaled $95,184 during the period.

For the three months ended December 31, 2009, our net loss was $146,384 or $0.01 per share as compared to a net loss of $140,043, or $0.02 per share during the December 31, 2008 period. If non-cash expenses related to warrants and common stock are excluded from this number, our net loss for the three months ended December 31, 2009 would have been $84,112

Liquidity

The Company had cash on hand of $8,258 at December 31, 2009. We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2010 fiscal year.  During the quarterly period ended December 31, 2009, we borrowed $16,000 from a related party to help pay our operating expenses.  In addition, on November 16, 2009, we entered into an Investment Banking and Advisory Agreement with Charles Morgan Securities Inc. (“Charles Morgan”), by which Charles Morgan agreed to use its best efforts with respect to private placements of up to $1 million in equity and convertible debt securities in the second quarter of our 2010 fiscal year. As of the date of this Report, the Company has not yet raised any material funds under this arrangement.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were, subject to the limitations noted above, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The material weakness identified relates to our recording, review and control of material information required to be included in our periodic Securities and Exchange Commission reports and our communication of such material information to our attorneys and accountants such that it can be properly disclosed in our periodic reports.  This material weakness resulted in failure to properly report and disclose information and matters affecting the Company’s financial statements for the three month and nine month periods ended June 30, 2009, and related footnotes.  On January 12, 2010, the Company filed an amended Quarterly Report on Form 10-Q-A2 for the purpose of correcting these matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 2, 2009 the owners of cashless warrants exercised a total of 1,166,667 shares of common stock.

On November 16, 2009 the Company entered into its Investment Banking and Advisory Agreement with Charles Morgan. This Agreement provided, among other things, for the issuance of 350,000 shares of the Company’s common stock to Charles Morgan upon signing.  The shares were issued in the second quarter of our 2010 fiscal year.  In conjunction with the Agreement, the Company also issued to Charles Morgan options to purchase up to 1,000,000 shares of common stock at a price of $0.005 per share.

On November 18, 2009 the Company issued 100,000 shares of common stock valued at $5,000 to an employee.

On January 27, 2010, which is subsequent to the end of the period covered by this Report, the Company issued 1,250,000 “unregistered” and “restricted” shares of its common stock to one accredited investor in consideration of $25,000.

These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this Report, through the solicitation of proxies or otherwise.

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

ZALDIVA, INC.

Date:	February 12, 2010	By:	/s/Nicole Leigh
Nicole Leigh, President and Director

Date:	February 12, 2010	By:	/s/Robert B. Lees
Robert B. Lees, CFO, and Director

Date:	February 12, 2010	By:	/s/John A. Palmer, Jr.
John A. Palmer, Jr., Secretary and Director