Form 10-Q
period 2010-03-31
ZALDIVA INC
filed 2010-05-17
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

May 14, 2010 - Common – 12,059,999

May 14, 2010 - Preferred – 500,000

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

ZALDIVA, INC.

Balance Sheets

ASSETS

	March 31,	September 30,
	2010	2009
CURRENT ASSETS	(Unaudited)	(Audited)

Cash and cash equivalents	$36,457	$12,936
Inventories	57,209	68,979

Total Current Assets	93,666	81,915

PROPERTY & EQUIPMENT, Net	627,036	634,723

TOTAL ASSETS	$720,702	$716,638

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$46,786	$8,612
Notes payable - related party	66,000	-
Consulting fee payable	56,250	-
Convertible preferred stock; $0.001 par value,
20,000,000 shares authorized, 500,000 shares
issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	757,271	596,847

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; $0.001 par value, 50,000,000
shares authorized, 12,059,999 and 9,018,332 shares
issued and outstanding, respectively	12,060	9,018
Additional paid-in capital	2,732,674	2,633,952
Accumulated deficit	(2,781,303)	(2,523,179)

Total Stockholders' Equity (Deficit)	(36,569)	119,791
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$720,702	$716,638

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

REVENUES

Product Sales	$75,808	$62,903	$126,362	$157,990

Total Revenues	75,808	62,903	126,362	157,990

COST OF GOODS SOLD	48,345	34,597	80,585	87,582

Gross Profit	27,463	28,306	45,777	70,408

OPERATING EXPENSES

General and administrative expenses	109,409	127,386	239,458	273,590
Professional fees	28,321	7,786	37,091	31,548
Advertising expense	2,272	3,079	2,922	5,527
Depreciation expense	3,844	3,992	7,688	7,985

Total Operating Expenses	143,846	142,243	287,159	318,650

OPERATING LOSS	(116,383)	(113,937)	(241,382)	(248,242)

OTHER INCOME (EXPENSE)

Interest income	-	125	8	268
Interest expense	(9,500)	(5,882)	(16,750)	(11,765)

Total Other Income
(Expense)	(9,500)	(5,757)	(16,742)	(11,497)

NET LOSS	$(125,883)	$(119,694)	$(258,124)	$(259,738)

BASIC AND DILUTED
LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	11,595,555	8,518,332	10,988,754	8,367,508

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Statements of Stockholders' Equity (Deficit)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2008	8,213,332	$8,213	$1,730,771	$(1,596,123)	$142,861

Common stock issued for cash	305,000	305	75,945	-	76,250

Common stock issued for services	500,000	500	74,500	-	75,000

Fair value of warrants granted	-	-	305,565	-	305,565

Fair value of options granted	-	-	447,171	-	447,171

Net loss for the year
ended September 30, 2009	-	-	-	(927,056)	(927,056)

Balance September 30, 2009	9,018,332	9,018	2,633,952	(2,523,179)	119,791

Exercise of cashless warrants (unaudited)	1,191,667	1,192	4,766	-	5,958

Common stock issued for services (unaudited)	500,000	500	20,750	-	21,250

Fair value of options granted (unaudited)	-	-	44,556	-	44,556

Common stock issued for services (unaudited)	100,000	100	4,900	-	5,000

Common stock issued for cash (unaudited)	1,250,000	1,250	23,750	-	25,000

Net loss for the six months
ended March 31, 2010 (unaudited)	-	-	-	(258,124)	(258,124)

Balance March 31, 2010 (unaudited)	12,059,999	$12,060	$2,732,674	$(2,781,303)	$(36,569)

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(258,124)	$(259,738)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation, depletion and amortization	7,687	7,985
Fair value of warrants	-	229,172
Fair value of options	44,556	-
Exercise of cashless warrants	5,958	-
Common stock issued for services	26,250	-
Changes in operating assets and liabilities
(Increase) decrease in inventory	11,770	(1,864)
(Increase) decrease in prepaid expenses	-	(1,500)
Increase (decrease) in current liabilities	94,424	(9,348)

Net Cash Used by Operating Activities	(67,479)	(35,293)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from related party payable	66,000	-
Common stock issued for cash	25,000	76,250

Net Cash Provided by Financing Activities	91,000	76,250

NET INCREASE IN CASH	23,521	40,957

CASH AT BEGINNING OF PERIOD	12,936	16,967

CASH AT END OF PERIOD	$36,457	$57,924

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$7,173
Income Taxes	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

March 31, 2010 and September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements.  The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

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

ZALDIVA, INC.

Notes to the Condensed Financial Statements

March 31, 2010 and September 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 4 – EQUITY ACTIVITY

On October 2, 2009 the owners of cashless warrants exercised a total of 1,191,667 shares of common stock and recognized an expense of $5,958.

On November 16, 2009 the Company entered into a consulting agreement and issued 350,000 shares of common stock valued at $14,875 as part of that contract.  In conjunction with this agreement the Company also issued 1,000,000 options valued at $38,181.

On November 18, 2009 the Company issued 100,000 shares of common stock valued at $5,000 to an employee.

On January 27, 2010 the Company issued 1,250,000 shares of common stock for cash at $0.02 per share.

On February 16, 2010 the Company issued an additional 150,000 shares, under the terms of the consulting agreement mentioned previously, valued at $6,375.

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

As compensation, the Company agreed to pay a fee of $120,000, payable in 12 monthly installments of $10,000 each, or an amount in common stock having a value of 125% of the cash payment alternative.  In addition, the Company shall issue a total of 650,000 unregistered and restricted shares of common stock, with 350,000 such shares payable at the time of the execution of the Agreement, 150,000 such shares payable on February 16, 2010, and 150,000 such shares payable on May 16, 2010.  The Company paid an engagement fee of $30,000 at the signing of the Agreement, and offered a cash option to purchase up to 1,000,000 unregistered and restricted shares of the Company’s common stock at a price of $0.005 per share.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

March 31, 2010 and September 30, 2009

NOTE 5 – NOTES PAYABLE AND RELATED PARTY PAYABLES (CONTINUED)

Additionally, the Company has agreed to pay:

a)

Cash compensation in an amount equal to ten percent (10%) of the aggregate purchase price of the Equity sold to the investors, plus

b)

An additional three percent (3%) unaccountable expense allowance of the aggregate purchase price of the equity placed by the Consultant with the investors;

c)

Cashless Warrants to purchase a number of shares equal to 10% of the shares issuable by the Company at an exercise price equal to 120% of the initial price provided for the investors.

The term of this agreement is twelve (12) months from the date hereof with an automatic renewal for a year if written notice for termination is not received, by either party, 30 days prior to the termination of this agreement. Either party may terminate this agreement after the first ninety with a written notice of termination. Any fees that are due and payable after the termination date will not be owed or payable. Any compensation paid prior to the date of termination will be deemed earned and paid.

In conjunction with this agreement, the Company has paid a total of $30,000 in cash and has accrued an additional $56,250 in unpaid fees as of March 31, 2010.  On May 4, 2010, Charles Morgan resigned as the Company’s consultant and terminated the agreement.  As such, all amounts owed to Charles Morgan will be waived as part of the resignation.

On November 13, 2009 a principal shareholder lent the Company $16,000 on a short-term basis. The note bears interest at $1,500 per month, is non-collateralized and is due on demand.  This note carries an effective interest rate of approximately 113% annualized.  On March 30, 2010, the shareholder lent an additional $50,000 to the Company. The $50,000 note payable is unsecured and bears interest at 6% per annum.

As of March 31, 2010 the Company has accrued $10,000 of dividend payable related to the outstanding convertible preferred stock and $6,750 of interest payable on the related party note.

NOTE 6 – SUBSEQUENT EVENTS

On May 4, 2010, Charles Morgan resigned as the Company’s consultant and terminated the agreement.  As such, all amounts owed to Charles Morgan will be waived as part of the resignation.

On May 5, 2010 the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation (“Asher”), by which Asher purchased an 8% convertible note in the aggregate principal amount of $50,000.

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

Results of Operation

For The Three Months Ended March 31, 2010 Compared to The Three Months Ended March 31, 2009.

During the quarterly period ended March 31, 2010, we received total revenues of $75,808, an increase of $12,905, or approximately 21%, over our total revenues of $62,903 in the quarterly period ended March 31, 2009.  Increases are primarily due to the fact that the Company is maturing in its area and beginning to see results from building positive brand equity along with slow improvement in general economic conditions.

Costs of goods sold during these periods were $48,345 and $34,597, respectively. Cost of goods sold was approximately 64% and 55% of sales for 2010 and 2009, respectively.  The Company’s management feels this is in line with its expectations and expects some variation in overall gross margin period to period depending on the product mix sold during the period.

Operating expenses increased to $143,846 during the quarterly period ended March 31, 2010, from $142,243 in the year-ago period.  This increase was due primarily to an increase in professional fees from $7,786 in the March 31, 2009 period to $28,321 in the March 31, 2010 period.  The Company has realized significant savings in its general operating expenses that helped offset this increase.

Interest expense totaled $9,500 in the three months ended March 31, 2010, as compared to $5,882 in the prior year period.  For the three months ended March 31, 2010, our net loss was $125,883or $0.01 per share as compared to a net loss of $119,694, or $0.01 per share during the March 31, 2009 period.

For The Six Months Ended March 31, 2010 Compared to The Six Months Ended March 31, 2009.

During the six months ended March 31, 2010, we received total revenues of $126,362, a decrease of $31,628, or approximately 20%, over our total revenues of $157,990 in the six months ended March 31, 2009.  Like many companies in today’s environment, sales have been negatively impacted due to slow consumer spending and poor economic conditions.

Costs of goods sold during these periods were $80,585 and $87,582, respectively. Cost of goods sold was approximately 64% and 55% of sales for the six month periods ended March 31, 2010 and 2009, respectively.  The Company’s management feels this is in line with its expectations and expect some variation in overall gross margin period to period depending on the product mix sold during the period.

Operating expenses decreased to $287,159 during the six months ended March 31, 2010, from $318,650 in the year-ago period.  This decrease was due primarily to a decrease of approximately 13% in general and administrative expenses, from $273,590 to $239,458, from the 2009 period to the 2010 period.  This reduction primarily stems from non-compensatory warrants issued and expensed in 2008 totaling approximately $230,000 that were charged to General & Administrative expense.  We also had an increase in professional fees from $31,548 in the six months ended March 31, 2009, to $37,091 in the six months ended March 31, 2010.  If it were not for these non-cash items, our operating expenses would have totaled $210,395 during the period.

Interest expense totaled $16,750 in the six months ended March 31, 2010, as compared to $11,765 in the year-ago period.  For the six months ended March 31, 2010, our net loss was $258,124 or $0.02 per share as compared to a net loss of $259,739, or $0.03 per share during the March 31, 2009 period. If non-cash expenses related to warrants and common stock are excluded from this number, our net loss for the six months ended March 31, 2010 would have been $181,360.

Liquidity

The Company had cash on hand of $36,457 at March 31, 2010. We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2010 fiscal year.  During the six months ended March 31, 2010, we borrowed $66,000 from a related party to help pay our operating expenses.  Beginning November 16, 2009, we initiated a private placement offering of up to $1 million.  As of the date of this Report, the Company has raised $25,000 under this arrangement, which was terminated on May 4, 2010, subsequent to the end of the period covered by this report..  On May 5, 2010, which is also subsequent to the end of the period covered by this Report, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation (“Asher”), by which Asher purchased an 8% convertible note in the aggregate principal amount of $50,000.  See the Company’s Current Reports on Form 8-K dated May 4, 2010, and May 5, 2010, which were filed with the Securities and Exchange Commission on May 6, 2010, and May 10, 2010, respectively.   We do not believe that the proceeds from the Asher convertible note will be sufficient to enable us to complete the current fiscal year without additional borrowing or contributions from officers or principle shareholders of the Company to fund operations.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

Changes in internal control over financial reporting

Our management, with the participation of our chief executive officer and our chief financial officer, has concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 4. (Removed and Reserved).

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

ZALDIVA, INC.

Date:	May 14, 2010	By:	/s/Nicole Leigh
Nicole Leigh, President and Director

Date:	May 14, 2010	By:	/s/Robert B. Lees
Robert B. Lees, CFO, and Director

Date:	May 14, 2010	By:	/s/John A. Palmer, Jr.
John A. Palmer, Jr., Secretary and Director