Form 10-Q
period 2010-06-30
ZALDIVA INC
filed 2010-08-13
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 ( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Oakland Park, Florida 33334

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

August 13, 2010 - Common – 12,359,999

August 13, 2010 - Preferred – 500,000

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

ZALDIVA, INC.

Balance Sheets

ASSETS

	June 30,	September 30,
	2010	2009
CURRENT ASSETS	(Unaudited)	(Audited)

Cash and cash equivalents	$27,233	$12,936
Inventories	48,030	68,979

Total Current Assets	75,263	81,915

PROPERTY & EQUIPMENT, Net	623,192	634,723

TOTAL ASSETS	$698,455	$716,638

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$17,983	$8,612
Notes payable - related party	50,000	-
Convertible notes payable, net	13,254	-
Convertible preferred stock; $0.001 par value,
20,000,000 shares authorized, 500,000 shares
issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	669,472	596,847

STOCKHOLDERS' EQUITY

Common stock; $0.001 par value, 50,000,000
shares authorized, 12,359,999 and 9,018,332 shares
issued and outstanding, respectively	12,360	9,018
Additional paid-in capital	2,823,874	2,633,952
Accumulated deficit	(2,807,251)	(2,523,179)

Total Stockholders' Equity	28,983	119,791
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$698,455	$716,638

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES	$51,850	$61,789	$178,212	$219,779
COST OF SALES	33,065	37,283	113,650	124,865
GROSS PROFIT	18,785	24,506	64,562	94,914

OPERATING EXPENSES

General and administrative expenses	22,873	246,257	257,332	287,174
Professional fees	40,240	393,056	82,331	653,776
Advertising expense	12,495	3,683	15,418	9,210
Depreciation expense	3,844	3,992	11,531	11,977

Total Operating Expenses	79,452	646,988	366,612	962,137

OPERATING LOSS	(60,667)	(622,482)	(302,050)	(867,223)

OTHER INCOME (EXPENSE)

Interest income	10	124	18	461
Interest expense	(21,540)	(5,882)	(38,290)	(17,647)
Gain on settlement of liability	56,250	-	56,250	-

Total Other Income (Expense)	34,720	(5,758)	17,978	(17,186)

LOSS BEFORE INCOME TAXES	(25,947)	(628,240)	(284,072)	(884,409)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(25,947)	$(628,240)	$(284,072)	$(884,409)

BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.07)	$(0.02)	$(0.10)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	12,102,856	9,018,332	11,349,827	8,584,449

ZALDIVA, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(284,072)	$(884,409)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of beneficial conversion feature	13,254	-
Common stock issued for services	42,750	75,000
Depreciation, depletion and amortization	11,531	11,977
Exercise of cashless warrants	5,958	-
Fair value of options	44,556	447,171
Fair value of warrants	-	305,565
Gain on settlement of liability	(56,250)	-
Changes in operating assets and liabilities
(Increase) decrease in inventory	20,949	1,888
Increase (decrease) in current liabilities	65,621	(11,966)

Net Cash Used by Operating Activities	(135,703)	(54,774)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from related party payable	66,000	-
Repayments of related party payable	(16,000)	-
Proceeds from convertible note payable	75,000	-
Common stock issued for cash	25,000	76,250

Net Cash Provided by Financing Activities	150,000	76,250

NET INCREASE IN CASH	14,297	21,476
CASH AT BEGINNING OF PERIOD	12,936	16,967

CASH AT END OF PERIOD	$27,233	$38,443

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$9,000	$12,173
Income Taxes	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

June 30, 2010 and September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements.  The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

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

June 30, 2010 and September 30, 2009

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

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of the provisions of ASU 2010-02 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The the adoption of the provisions of ASU 2010-01 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is a filer with the United States Securities and Exchange Commission (the “SEC”) to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on our results of operation or our financial position.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

June 30, 2010 and September 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on our results of operation or our financial position.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 4 –RELATED PARTY PAYABLES

On November 13, 2009 a principal shareholder loaned the Company $16,000 on a short-term basis. The note accrued interest at $1,500 per month, was non-collateralized and was repaid, including accrued interest of $9,000, on May 10, 2010. On March 30, 2010, the shareholder lent an additional $50,000 to the Company. The $50,000 note payable is unsecured, bears interest at 6% per annum and is due upon demand.

As of June 30, 2010 the Company has accrued $10,000 of dividend payable related to the outstanding convertible preferred stock and $1,036 of interest payable on the related party note.

NOTE 5 – NOTES PAYABLE

On November 16, 2009, the Company entered into an Investment Banking and Advisory Agreement for general business advice and assistance to be provided and to use its best efforts with respect to an initial private placement.

In conjunction with this agreement, the Company paid a total of $30,000 in cash and accrued an additional $56,250 in unpaid fees through May 4, 2010.  On May 4, 2010, Charles Morgan resigned as the Company’s consultant and terminated the agreement.  As such, all amounts owed to Charles Morgan have been waived as part of the resignation.  The Company recognized a gain on the settlement of debt of $56,250.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

June 30, 2010 and September 30, 2009

NOTE 5 – NOTES PAYABLES (CONTINUED)

On April 28, 2010 the Company signed a $50,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on January 31, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, and the value of the options included in the units, the BCF was valued at $50,000.  The BCF has been recorded as a discount to the note payable and to Additional Paid-in Capital.

As of June 30, 2010 the Company has recognized $690 in interest expense related to this note and has amortized $11,311 of the beneficial conversion feature which has been recorded as interest expense.

On June 4, 2010 the Company signed a $25,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on March 9, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to the lower of $0.0035 per share or 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, and the value of the options included in the units, the BCF was valued at $25,000.  The BCF has been recorded as a discount to the note payable and to Additional Paid-in Capital.

As of June 30, 2010 the Company has recognized $345 in interest expense related to this note and has amortized $1,923 of the beneficial conversion feature which has been recorded as interest expense.

NOTE 6 – EQUITY ACTIVITY

On October 2, 2009 the owners of cashless warrants exercised a total of 1,191,667 shares of common stock and recognized an expense of $5,958.

On November 16, 2009 the Company entered into a consulting agreement and issued 350,000 shares of common stock valued at $14,875 as part of that contract.  In conjunction with this agreement the Company also issued 1,000,000 options valued at $38,181.  This agreement was cancelled on May 4, 2010; however, all common stock and options had vested and thus all costs associated with these issuances are reflected in the Company’s statements of operations.

On November 18, 2009 the Company issued 100,000 shares of common stock valued at $5,000 to an employee.

On January 27, 2010 the Company issued 1,250,000 shares of common stock for cash at $0.02 per share.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

June 30, 2010 and September 30, 2009

NOTE 6 – EQUITY ACTIVITY (CONTINUED)

On February 16, 2010 the Company issued an additional 150,000 shares, under the terms of the consulting agreement mentioned previously, valued at $6,375. This agreement was cancelled on May 4, 2010 however all options had vested and thus all costs associated with these issuances are reflected in the Company’s statements of operations.

On June 17, 2010 the Company issued 300,000 shares of common stock valued at $16,500 based on the market price of the shares to a consultant for services performed.  The Company records the stock-based compensation awards issued to non-employees for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

NOTE 7 – SUBSEQUENT EVENTS

Effective as of July 1, 2010, the Board of Directors of the Company resolved to file a Certificate of Amendment amending the Company’s Articles of Incorporation to increase its authorized common stock from 50,000,000 shares to 2,000,000,000 shares, while retaining the par value of such common stock at $0.001 per share.  The Company expects that this amendment will become effective on or about August 23, 2010.

The Company has evaluated subsequent events through the date of this report and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

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

Results of Operation

For The Three Months Ended June 30, 2010 Compared to The Three Months Ended June 30, 2009.

During the quarterly period ended June 30, 2010, we received total revenues of $51,850, a decrease of $9,939, or approximately 16%, over our total revenues of $61,789 in the quarterly period ended June 30, 2009.  Decreases are primarily due to the continued slow economy and decreasing demand for non-essential goods such as comics and collectibles.

Costs of goods sold during these periods were $33,065 and $37,283, respectively.  Cost of goods sold was approximately 64% and 60% of sales for 2010 and 2009, respectively.  The Company’s management feels this is in line with its expectations and expects some variation in overall gross margin period to period depending on the product mix sold during the period.

Operating expenses decreased to $79,452 during the quarterly period ended June 30, 2010, from $646,988 in the year-ago period.  This decrease was due primarily to a decrease in general and administrative expenses from $246,257 in the June 30, 2009 period to $22,873 in the June 30, 2010 period, and a decrease in professional fees from $393,056 in the June 30, 2009 period to $40,240 in the June 30, 2010 period.  The Company has realized significant savings in its general operating expenses.  This decrease in both general and administrative expense and professional fees is primarily due to a reduction in stock based compensation expense during 2010 as compared to 2009.

Interest expense totaled $21,540 in the three months ended June 30, 2010, as compared to $5,882 in the prior year period.  For the three months ended June 30, 2010, our net loss was $25,947 or $0.01 per share as compared to a net loss of $628,240, or $0.07 per share during the June 30, 2009 period.

For The Nine Months Ended June 30, 2010 Compared to The Nine Months Ended June 30, 2009.

During the nine months ended June 30, 2010, we received total revenues of $178,212, a decrease of $41,567, or approximately 19%, over our total revenues of $219,779 in the nine months ended June 30, 2009.  Like many companies in today’s environment, sales have been negatively impacted due to slow consumer spending and poor economic conditions.

Costs of goods sold during these periods were $113,650 and $124,865, respectively. Cost of goods sold was approximately 64% and 57% of sales for the nine month periods ended June 30, 2010 and 2009, respectively.  The Company’s management feels this is in line with its expectations and expect some variation in overall gross margin period to period depending on the product mix sold during the period.

Operating expenses decreased to $366,612 during the nine months ended June 30, 2010, from $962,137 in the year-ago period.  This decrease was due primarily to a decrease of approximately 10% in general and administrative expenses, from $287,174 to $257,332, from the 2009 period to the 2010 period.  We also had a decrease in professional fees from $653,776 in the nine months ended June 30, 2009, to $82,331 in the nine months ended June 30, 2010.  .  This decrease in both general and administrative expense and professional fees is primarily due to a reduction in stock based compensation expense during 2010 as compared to 2009.

Interest expense totaled $38,290 in the nine months ended June 30, 2010, as compared to $17,647 in the prior year period.  For the nine months ended June 30, 2010, our net loss was $284,072 or $0.02 per share as compared to a net loss of $884,409, or $0.10 per share during the June 30, 2009 period.

Liquidity

The Company had cash on hand of $27,233 at June 30, 2010. We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2010 fiscal year.  Beginning November 16, 2009, we initiated a private placement offering of up to $1 million.  As of the date of this Report, the Company has raised $25,000 under this arrangement, which was terminated on May 4, 2010.  On May 5, 2010, our Board of Directors adopted and ratified a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation (“Asher”), by which Asher purchased an 8% convertible note in the aggregate principal amount of $50,000.  On June 4, 2010, we entered into a second Securities Purchase Agreement with Asher, by which Asher purchased an 8% convertible note in the aggregate principal amount of $25,000.  See the Company’s Current Reports on Form 8-K dated May 4, 2010; May 5, 2010; and June 4, 2010, which were filed with the Securities and Exchange Commission on May 6, 2010; May 10, 2010; and June 9, 2010, respectively.   We do not believe that the proceeds from the Asher convertible notes will be sufficient to enable us to complete the current fiscal year without additional borrowing or contributions from officers or principle shareholders of the Company to fund operations.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010,

our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 17, 2010 the Company issued 300,000 “unregistered” and “restricted” shares of common stock valued at $16,500 based on the market price of the shares, to Blue Future, Inc. for services.  These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

ZALDIVA, INC.

Date:	August 13, 2010	By:	/s/Nicole Leigh
Nicole Leigh, President and Director

Date:	August 13, 2010	By:	/s/Robert B. Lees
Robert B. Lees, CFO, and Director

Date:	August 13, 2010	By:	/s/Jeremy I. Van Coller
Jeremy I. Van Coller, Director