Form 10-K
period 2010-09-30
ZALDIVA INC
filed 2010-12-29
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2010

or

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

December 16, 2010 - $990,593.84.  There are approximately 12,382,423 shares of common voting stock of the Registrant beneficially owned by non-affiliates.  There is a limited public market for the common stock of the Registrant, so this computation is based upon the closing sale price of $0.08 per share of the Registrant's common stock on the OTC Bulletin Board on December 16, 2010.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

December 16, 2010:  Common – 16,590,852

December 16, 2010:  Preferred – 500,000

Documents incorporated by reference: See Item 15.

PART I

ITEM 1.  BUSINESS

Description of Business

Zaldiva, Inc., a Florida corporation (the "Company," "we" or "us"), is in the business of selling comic books, toys and collectible items at our retail location at 331 East Commercial Blvd., Ft. Lauderdale, Florida, and through our web site, Zaldiva.com.  We held the grand opening of our "brick-and-mortar" retail location in December, 2006.  In the future, we may also acquire other small companies offering similar products and services to those that we currently offer.  At such time as we enter into a definitive transaction, we will file a Current Report on Form 8-K disclosing its terms.

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

Traditional Marketing.

Since the grand opening of our brick-and-mortar retail location in December, 2006, our operations have taken a more traditional marketing approach.  The Company has taken out advertisements in local papers read by our target audience and we have also purchased radio spots on high-school and college radio stations. Flyers have been passed out as well as cooperatively placed in local businesses and restaurants. A costumed character has also been hired to wave to the traffic passing by in front of the store. More than 65,000 cars pass the location each day on their way to the highway entrance, so the sign on the building itself is a huge and effective form of advertisement.

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

In November, 2003, we began accepting PayPal as payment for our products (in addition to traditional credit card payments).  This has allowed us to make non-U.S. sales with ease, and these payment methods have proven beneficial to us.

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

No. 2: Location/Heavy Traffic

Commercial Blvd. is a heavily traveled road which runs east and west through Ft. Lauderdale and the surrounding cities. There is no highway to take travelers east and west in this section of the city, so Commercial Blvd. is most often used. The store is located about one-half mile east of the extremely busy Commercial Blvd. entrances and exits to I95. This location puts at least 65,000 cars in front of the store each day. Zaldiva’s largest competitor is about eight miles west of our store. Many people who live on the east side of Ft. Lauderdale and surrounding cities have had to travel through heavy traffic to this competitor for the past decade – simply because there was no choice. Our store makes it easy not only for those living on the East side to get their collectibles, but for people to the south (the Hollywood/Miami areas) and to the north (the Boca Raton/Palm Beach areas) because of our proximity to the highway (I95).

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have obtained a trademark with the Florida Department of State for our logo, the word "Zaldiva" and a design of a crest in an oval shape with two birds, a star, leaves and a sunburst.  Under Florida law, the knowing or willful forgery or counterfeiting of a Florida trademark constitutes the crime of counterfeiting, which may be a felony or a misdemeanor, depending on the circumstances.  Our trademark will expire on November 27, 2011, but it may be renewed for a fee of $87.50. (This trademarked logo is used expressly for Zaldiva Cigars). We have not applied for a registered trademark with the U.S. Patent and Trademark Office.  We have also copyrighted our Z-Man and Diva characters with the U. S. Copyright Office.

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

Number of Total Employees and Number of Full Time Employees

As of December 17, 2010, Zaldiva had six full-time and two part-time employees.  They are not part of any union,

and we believe that our relationships with them are good.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have filed electronically with the SEC at its web site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  The Company’s SEC Reports are also available from commercial document retrieval services, such as Corporation Service Company, whose telephone number is 1-800-222-2122.

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

ITEM 4:  (REMOVED AND RESERVED)

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

The high and low closing bid prices for shares of our common stock of for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:

Period	High	Low
October 1, 2008 through December 31, 2008	$0.25	$0.08

January 1, 2009 through March 31, 2009	$0.30	$0.12

April 1, 2009 through June 30, 2009	$0.20	$0.11

July 1, 2009 through September 30, 2009	$0.11	$0.05

October 1, 2009 through December 31, 2009	$0.085	$0.03

January 1, 2010 through March 31, 2010	$0.09	$0.04

April 1, 2010 through June 30, 2010	$0.055	$0.04

July 1, 2010 through September 30, 2010	$0.22	$0.01

These bid prices were obtained from the Pink OTC Markets, Inc. and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

No assurance can be given that any "established public market" will develop in the common stock of the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 158, not including an indeterminate number who may hold shares in “street name.”

Dividends

Zaldiva has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Our Preferred Stock holders are entitled to receive dividends at a rate to 4% of the Liquidation Preference per share per annum, payable quarterly on January 1, April 1, July 1, and October 1.  Any dividends that are not paid within three trading days following the date payable, shall continue to accrue and shall entail a late fee at the rate of 18% per annum.  During the year ended September 30, 2010 and 2009, we paid all dividends in cash of $20,000, with none in arrears.

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

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2010, we issued the following unregistered securities that have not already been disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K:

To whom	Date	Number of shares	Consideration*

Charles Morgan Securities	2/10	150,000	Compensation under Investment Banking and Advisory Agreement

Summit Group of Companies, LLC	9/10	2,500,000	$250,000

Pedrams LLC	9/10	293,333	Web site development

Jude Coelho	9/10	40,000	Web site development

We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 July 1, 2010 through July 31, 2010	-0-	-0-	-0-	-0-
Month #2 August 1, 2010 through August 31, 2010	-0-	-0-	-0-	-0-
Month #3 September 1, 2010 through September 30, 2010	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

Zaldiva had cash and cash equivalents of $170,177 as of September 30, 2010, and total current assets of $262,091; total current liabilities of $649,725; and a total stockholders’ equity of $231,713.   We used cash of $192,759 and $80,281 for our operating activities during the years ended September 30, 2010 and 2009, respectively. We provided cash from investing activities of $350,000 and $76,250 in proceeds from convertible notes payable and the issuance of common stock during those periods.  We expect that our cash on hand of $170,177 at September 30, 2010, will be sufficient to fund our operations through the end of our 2011 fiscal year.

Results of Operations

For the years ended September 30, 2010 and 2009, we had total revenues of $230,599, and $294,160, respectively.  All of our revenues during these periods were derived from retail sales of comics and collectibles.  The items that we sell are considered to be discretionary purchases.  As a result, the number of such purchases during a given time period is very dependent upon the general state of the economy.  In the negative economic environment of 2009 and 2010, we saw our sales decline by approximately 22 percent.

Cost of goods sold decreased to $114,769 in the fiscal year ended September 30, 2010, from $187,594 in the prior fiscal year.  This decrease largely reflects our declining sales figures in the 2010 fiscal year.  However, we were also able to decrease cost of goods sold as a percentage of revenue from product sales.  Cost of goods sold decreased to 50% in 2010, from 64% of product sales in 2009.

Our operating expenses decreased to $476,261 in fiscal 2010, from $1,015,359, in fiscal 2009.  This decrease stems largely from a substantial reduction in profession fees to $272,725 in 2010, from $872,048 in the year-ago period.  Net loss totaled $374,968 ($0.03 per share) for the fiscal year ended September 30, 2010, as compared to a net loss of $927,056 ($0.11 per share) for the fiscal year ended September 30, 2009.

Off-Balance Sheet Arrangements

Zaldiva had no off-balance sheet arrangements during any of the period covered by this Annual Report or the consolidated financial statements that accompany this Annual Report.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZALDIVA, INC.

FINANCIAL STATEMENTS

September 30, 2010 and 2009

C O N T E N T S

Report of Independent Registered Public Accounting Firm..…….………………………..12

Balance Sheets…………………………………………………….…………………….13

Statements of Operations……………….………….…………….………………………14

Statements of Stockholders’ Equity (Deficit)…….…………….………………………….15

Statements of Cash Flows…………………………………………………….………….16

Notes to the Financial Statements…………………..…………………………………….17

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Zaldiva, Inc.

Ft. Lauderdale, Florida

We have audited the accompanying balance sheets of Zaldiva, Inc. as of September 30, 2010 and 2009 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaldiva, Inc. as of September 30, 2010 and 2009, and the results of operations and cash flows for the years ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Zaldiva, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced recurring losses.  These issues raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/Mantyla, McReynolds, LLC

Mantyla, McReynolds, LLC

December 22, 2010

Salt Lake City, Utah

ZALDIVA, INC.

BALANCE SHEETS

	September 30, 2010	September 30, 2009
CURRENT ASSETS

Cash and cash equivalents	$170,177	$12,936
Deposits	23,214	-
Inventories	68,700	68,979

Total Current Assets	262,091	81,915

PROPERTY & EQUIPMENT, Net	619,347	634,723

TOTAL ASSETS	$881,438	$716,638

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$23,264	$8,612
Convertible notes payable, net	38,226	-
Convertible preferred stock; $0.001 par value,
20,000,000 shares authorized, 500,000 shares
issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	649,725	596,847

STOCKHOLDERS' EQUITY

Common stock; $0.001 par value, 2,000,000,000
shares authorized, 15,193,332 and 9,018,332 shares
issued and outstanding, respectively	15,194	9,018
Additional paid-in capital	3,114,666	2,633,952
Accumulated deficit	(2,898,147)	(2,523,179)

Total Stockholders' Equity	231,713	119,791

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$881,438	$716,638

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2010	2009

REVENUES	$230,599	$294,160
COST OF SALES	114,769	187,594
GROSS PROFIT	115,830	106,566

OPERATING EXPENSES

General and administrative expenses	188,161	127,341
Professional fees	272,725	872,048
Depreciation expense	15,375	15,970

Total Operating Expenses	476,261	1,015,359

OPERATING LOSS	(360,431)	(908,793)

OTHER INCOME (EXPENSE)

Interest income	159	528
Interest expense	(70,946)	(18,791)
Gain on settlement of liability	56,250	-

Total Other Income (Expense)	(14,537)	(18,263)

LOSS BEFORE INCOME TAXES	(374,968)	(927,056)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(374,968)	$(927,056)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.11)

WEIGTHED AVERAGE NUMBER OF SHARES
OUTSTANDING	11,853,173	8,612,990

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2008	8,213,332	$8,213	$1,730,771	$(1,596,123)	$142,861

Common stock issued for cash	305,000	305	75,945	-	76,250

Common stock issued for services	500,000	500	74,500	-	75,000

Fair value of warrants granted	-	-	305,565	-	305,565

Fair value of options granted	-	-	447,171	-	447,171

Net loss for the year
ended September 30, 2009	-	-	-	(927,056)	(927,056)

Balance, September 30, 2009	9,018,332	9,018	2,633,952	(2,523,179)	119,791

Exercise of cashless warrants	1,191,667	1,192	4,766	-	5,958

Common stock issued for services	1,233,333	1,234	91,517	-	92,751

Fair value of options granted	-	-	38,181	-	38,181

Common stock issued for cash	3,750,000	3,750	271,250	-	275,000

Beneficial conversion feature	-	-	75,000	-	75,000

Net loss for the year
ended September 30, 2010	-	-	-	(374,968)	(374,968)

Balance, September 30, 2010	15,193,332	$15,194	$3,114,666	$(2,898,147)	$231,713

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(374,968)	$(927,056)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	15,375	15,970
Common stock issued for services	92,750	75,000
Exercise of cashless warrants	5,958	-
Fair value of warrant and options	38,182	752,736
Amortization of beneficial conversion feature	38,226	-
Gain on settlement of liability	(56,250)	-
Changes in operating assets and liabilities
Inventory	279	11,550
Deposits	(23,214)	-
Current liabilities	70,903	(8,481)

Net Cash Used in Operating Activities	(192,759)	(80,281)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from related party payable	66,000	-
Repayments of related party payable	(66,000)	-
Proceeds from convertible note payable	75,000	-
Common stock issued for cash	275,000	76,250

Net Cash Provided by Financing Activities	350,000	76,250

NET INCREASE (DECREASE) IN CASH	157,241	(4,031)
CASH AT BEGINNING OF YEAR	12,936	16,967

CASH AT END OF YEAR	$170,177	$12,936

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$30,375	$20,000
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles.  The following summarizes the Company’s significant accounting policies:

Use of Estimates and Accounting Basis

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. The Company’s cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company seldom maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had approximately $-0- of cash balances in excess of federally insured limits at September 30, 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash is comprised of cash on hand or on deposit in banks.  The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.  The Company had cash of $170,177 and $12,936 as of September 30, 2010 and 2009 respectively.

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the first-in, first-out (FIFO) method. The inventory on hand as of September 30, 2010 and 2009 consists of collectibles and memorabilia recorded at a cost of $68,700 and $68,979, respectively.  This inventory is listed and described on the Company's web site where it is available for sale.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line methods over the useful lives of the related assets as detailed in the table below.  Expenditures for maintenance and repairs are charged to expense as incurred.  The Company currently leases two servers under an operating lease.  The Company pays $400 on a month-to-month basis.

Life
Equipment	3-7 Years
Building Improvements	5 Years
Building	39 Years

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

FASB ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under FASB ASC 820-10-55 must maximize the use of observable inputs and minimize the use of unobservable inputs.  In accordance with ASC 820, the carrying value of cash, cash equivalents and accounts payable approximates fair value due to the short-term maturity of these instruments.  The standard also describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts payable,  accrued expenses and notes payable approximate their fair market value based on the short-term maturity of these instruments.

Valuation of Long-Lived Assets

Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values.

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of September 30, 2010, management does not believe any of the Company’s assets were impaired.

Revenue Recognition

The Company applies the provisions of FASB ASC 605, "Revenue Recognition in Financial Statements", and SEC Staff Accounting Bulletin (SAB) Number 104, “Revenue Reconition,”  which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue on memorabilia sales is recognized as products are delivered to the customer or retailer. The Company records accounts receivable for sales which have been delivered but for which money has not been collected.  As most sales are internet based sales or cash sales at the retail store where payment is collected at the time of sales, the balance uncollected as of September 30, 2010 and 2009 was $-0-.

The Company established and published a policy which allows customers to return most purchased items within 15 days of order for a full refund.  All returns or exchanges must be accompanied by an original invoice or sales receipt. The Company will pay for return shipping costs if the return is a result of Company error.  As of September 30, 2010 and 2009, the Company had return transactions totaling $220 and $-0- within the 15 day return period. No allowance for returns has been recorded as of September 30, 2010 and 2009.

Software/Web Site Costs

Costs incurred in the development of software products for in-house use are to be capitalized and amortized over its useful life.  Costs related to planning, implementation or operating activities are expensed as incurred.  The cost of web site development and maintenance has been expensed as incurred as part of the Company's ongoing operations.

Share-based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at either the fair market value of the goods and services rendered or on the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50-30.

Income Taxes

The Company accounts for income taxes under the asset and liability method.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of January 1, 2007 and had no impact on the Company’s financial statements.

Basic Earnings (Loss) Per Common Share

Basic (loss) per common share is based on the net loss divided by weighted average number of common shares outstanding.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the years ended September 30, 2010 and 2009 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of the years ended September 30, 2010 and 2009 there were 5,310,000 and 3,160,000 potentially dilutive shares resulting from the issuances of warrants and the granting of options.

Recent Accounting Pronouncements

Below is a listing of the most recent accounting pronouncements issued since through May 27, 2010. The Company has evaluated these pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

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

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the year ended September 30, 2010 the Company realized a net loss of $374,968 and has incurred an accumulated deficit of $2,898,147.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2010 and 2009

NOTE 3 – PROPERTY AND EQUIPMENT

The major classes of assets as of September 30 are as follows:

	2010	2009
Display System	$19,995	$19,995
Computer Equipment	5,355	5,355
Display Equipment	17,634	17,634
Building and Improvements	425,450	425,450
Land	239,117	239,117
Sub Total	707,551	707,551
Accumulated Depreciation	(88,203)	(74,828)
Total	$619,348	$632,723

Depreciation expense was $15,375 and $15,970, for the years ended September 30, 2010 and 2009, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of Accounts Payable and Accrued Expenses Follows:

	September 30,
	2010	2009
Accounts Payable	$16,535	$8,612
Accrued Interest	2,345	-
Total	$18,880	$8,612

NOTE 5 –RELATED PARTY PAYABLES

On November 13, 2009 a principle shareholder lent the Company $16,000 on a short-term basis. The note accrued interest at $1,500 per month, was non-collateralized and was repaid, including accrued interest of $9,000, on May 10, 2010.

On March 30, 2010, the shareholder lent an additional $50,000 to the Company. The $50,000 note payable is unsecured, accrued interest at 6% per annum and was due upon demand.

As of September 30, 2010 the Company had repaid all related party loans in full. Total interest expense on related party loans for the years ended September 30, 2010 and 2009 was $10,375 and $-0-, respectively.

NOTE 6 – NOTES PAYABLES

On November 16, 2009, the Company entered into an Investment Banking and Advisory Agreement for general business advice and assistance to be provided and to use its best efforts with respect to an initial private placement of $250,000 at a price of $0.02 per share of the Company’s common stock and an additional private placement of up to $750,000 of convertible debt in or around February, 2010.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2010 and 2009

NOTE 6 – NOTES PAYABLES (CONTINUED)

As compensation, the Company agreed to pay a fee of $120,000, payable in 12 monthly installments of $10,000 each, or an amount in common stock having a value of 125% of the cash payment alternative.  In addition, the Company was to issue a total of 650,000 unregistered and restricted shares of common stock, with 350,000 such shares payable at the time of the execution of the Agreement, 150,000 such shares payable on February 16, 2010, and 150,000 such shares payable on May 16, 2010.  The Company also agreed to pay an engagement fee of $30,000 payable at signing of the Agreement, and to offer a cash option to purchase up to 1,000,000 unregistered and restricted shares of the Company’s common stock at a price of $0.005 per share.

In conjunction with this agreement, the Company paid a total of $30,000 in cash and accrued an additional $56,250 in unpaid fees through May 4, 2010.  On May 4, 2010, Charles Morgan resigned as the Company’s consultant and terminated the agreement.  As such, all amounts owed to Charles Morgan have been waived as part of the resignation.  The Company recognized a gain on the settlement of the liability of $56,250.

On April 28, 2010 the Company signed a $50,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on January 31, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principle balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On June 4, 2010 the Company signed a $25,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on March 9, 2011.  The note had original conversion rights that allowed the holder of the note at any time to convert all or any part of the remaining principle balance into the Company’s common stock at a price equal to the lower of $0.0035 per share or 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.  On September 8, 2010 the Company signed Amendment No. 1 to this convertible note which increased the discount from 50% to 59% and removed the ceiling of $0.0035 per share conversion price.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms or the above mentioned notes and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  The value of the BCF was determined based on the stock price on the day of commitments, the discounts as agreed to in the notes, the number of convertible shares, and the difference between the effective conversion price and the fair value of the common stock.  The value of the BCF of the two notes has been calculated at $75,000.  The BCF has been recorded as a discount to the note payable and to Additional Paid-in Capital.

As of September 30, 2010 the Company has recognized $2,435 in interest expense related to this note and has amortized $38,226 of the beneficial conversion feature which has been recorded as interest expense.

Below is a table detailing all required payments on outstanding debt over the next five years:

Year	Amount of Principal Payments Due
2011	$75,000
2012	-
2013	-
Total	$75,000

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2010 and 2009

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of convertible preferred stock with a  par value of $0.001 per share.  As of September 30, 2010 there were 500,000 issued and outstanding.

On September 22, 2004, the Company issued 500,000 shares of Series A 4% Preferred Stock having a par value of $0.001 per share, in consideration of gross proceeds of $500,000.  On August 24, 2005 the Company issued 300,000 shares of Series A 4% Preferred Stock having a par value of one mill ($0.001) per share, in consideration of gross proceeds of $300,000 which were converted to 357,142 common shares during the year ended September 30, 2007. The preferred shares are being recorded as a liability, and the dividends are being accounted for as interest expense. The shares have the following rights:

•

Voting rights:  The holders of the Series A Preferred Stock shall not be entitled to vote separately on any matter submitted to a vote of the stockholders of the Company.

•

Liquidation: Upon any liquation, Series A Preferred Stockholders are entitled to distribution or payment before any other class of stock.  The per share liquidation value on any date is equal to $1.00.

•

Dividends:  The holders are entitled to receive dividends at a rate equal to 4% of the Liquidation Preference per share per annum, payable quarterly on January 1, April 1, July 1, and October 1.  Any dividends that are not paid within three trading days following the date payable, shall continue to accrue and shall entail a late fee at the rate of 18% per annum.

•

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

•

Redemption:  The Company is permitted to redeem any and all shares of the Series A Preferred Stock at a price of $1.00 per share.  In addition to the redemption price of $1.00, the Company shall issue one warrant to purchase one share of common stock at a price of $0.50 per share, exercisable for a period of five years.

According to the dividend rights, the Company paid dividends of $20,000, which are included in interest expense during the years ended September 30, 2010 and 2009.  No dividends are in arrears as of the balance sheet dates.

NOTE 8 – COMMON STOCK

Effective as of July 1, 2010, the Board of Directors of the Company resolved to file a Certificate of Amendment amending the Company’s Articles of Incorporation to increase its authorized common stock from 50,000,000 shares to 2,000,000,000 shares, while retaining the par value of such common stock at $0.001 per share.  As of September 30, 2010 there were 15,193,332 shares issued and outstanding.

On October 2, 2009 the owners of cashless warrants exercised a total of 1,191,667 shares of common stock for which the Company recognized an expense of $5,958.

On November 16, 2009 the Company entered into a consulting agreement and issued 350,000 shares of common stock valued at $14,875 as part of that contract.  In conjunction with this agreement the Company also issued 1,000,000 options valued at $38,181.  This agreement was cancelled on May 4, 2010, however all common stock and options had vested and remained outstanding and thus all costs associated with these issuances are reflected in the Company’s statements of operations.

On November 18, 2009 the Company issued 100,000 shares of common stock valued at $5,000 to an employee.

On January 27, 2010 the Company issued 1,250,000 shares of common stock for cash at $0.02 per share.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2010 and 2009

NOTE 8 – COMMON STOCK (CONTINUED)

On February 16, 2010 the Company issued an additional 150,000 shares, under the terms of the consulting agreement mentioned previously, valued at $6,375. This agreement was cancelled on May 4, 2010, however all options had vested and remained outstanding and thus all costs associated with these issuances are reflected in the Company’s statements of operations.

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

On August 30, 2010, the Company sold 2,500,000 units consisting of one “unregistered” and “restricted” share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at a price of $0.25 per share, exercisable for one year.  Each unit sold for $0.10 for total proceeds of $250,000.

The Company attributed $36,849 of the total $247,500 of Additional Paid-in Capital associated with the transaction to the warrants based on the relative fair value of the warrants.  The warrants were valued using the Black Scholes model using the following assumptions:  stock price at valuation, $0.03; strike price, $0.25; risk free rate 0.26%; 1 year term; and volatility of 246%.

On September 22, 2010, the Company entered into a web design contract wherein the Company agreed to pay $10,000 plus 333,333 shares of its common stock to the redesign and redevelopment of Zaldiva.com.  The shares were valued based on the market price on the date of issuance of $0.15 per share for total web development fees paid in stock of $50,000.

NOTE 9 – COMMON STOCK WARRANTS AND OPTIONS

The following table summarizes the stock warrant activity as of and for the years ended September 30, 2010 and 2009:

	WARRANTS
	Date	Number of Warrants	Weighted Average Exercise Price	Value if Exercised	Weighted Average Remaining Contractual Term
Outstanding as of September 30, 2008		1,655,000	0.27	451,250	3.43
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled	-	-	-	-	-
Outstanding as of September 30, 2009		1,655,000	$0.27	451,250	2.43
Granted	08/30/10	2,500,000	0.25	625,000	0.92
Granted	10/01/09	1,300,000	0.01	6,500	-
Granted	11/16/09	1,000,000	0.01	5,000	4.13
Exercised	10/02/09	(1,191,667)	0.01	(11,917)	-
Cancelled	10/01/09	(1,763,333)	0.27	(480,788)	-
Outstanding as of September 30, 2009		3,500,000	$0.17	595,045	1.83

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2010 and 2009

NOTE 9 – COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

	OPTIONS
	Date	Number of Warrants	Weighted Average Exercise Price	Value if Exercised	Weighted Average Remaining Contractual Term
Outstanding as of September 30, 2008		-	-	-	-
Granted	04/21/09	1,810,000	0.25	452,500	8.01
Exercised		-	-	-	-
Cancelled		-	-	-	-
Outstanding as of September 30, 2009		1,810,000	$0.25	452,500	7.56
Granted		-	-	-	-
Exercised		-	-	-	-
Cancelled		-	-	-	-
Outstanding as of September 30, 2010		1,810,000	$0.25	452,500	6.56
Exercisable at September 30, 2010		1,810,000	$0.25	452,500	6.56

Common Stock Purchase Options

On April 21, 2009 the Company granted 1,810,000 options to its officers and directors as compensation for services. These options vest immediately and are exercisable over eight (8) years.  Under ASC 718, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grant of these warrants: dividend yield of zero percent; expected volatility of 251%; risk-free interest rates of 1.24 percent and expected lives of 4.0. The Company recorded an expense of $447,171 during the year ended September 30, 2009 for the value of the options.

NOTE 10 – INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended September 30, 2010 and 2009 respectively since the Company incurred net operating losses which have a full valuation allowance through September 30, 2010.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $914,523. The total valuation allowance is equal to the total deferred tax asset.  The valuation allowance increased by $55,581 from $799,562 to $855,143 for the year ended September 30, 2010.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2010 and 2009

NOTE 10 – INCOME TAXES (CONTINUED)

The tax effects of significant items comprising the Company's net deferred taxes as of September 30, 2010 and 2009 were as follows:

	Years Ended September 30,
	2010	2009
Deferred Tax Assets
Loss Carryforwards (expire through 2030)	$ 320,476	$ 276,575
Fixed Assets	1,323	1,535
Common Stock Warrants	376,835	364,942
Stock Compensation Expense	156,510	156,510
Total Gross Deferred Tax Asset	855,144	799,562
Valuation Allowance	(855,144)	(799,562)
Net Deferred Taxes	-	-
Deferred Tax Liabilities	-	-
	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 35% to pretax income from continuing operations for the years ended September 30, 2010 and 2009 due to the following:

	2010	2009
Income tax benefit at U. S. federal statutory rates Effect of:	$(131,239)	$(324,470)
Stock, options and warrants issued for services	58,713	-
Amortization of beneficial conversion feature	13,732	-
Other permanent differences, net	3,213	(395)
Change in valuation allowance	55,581	324,865
	$-	$-

The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended September 30, 2010 and 2009, nor were any interest or penalties accrued as of September 30, 2010.

The Company has filed income tax returns in the United States and Florida. All tax years prior to 2007 are closed by expiration of the statute of limitations.   The years ended September 30, 2010, 2009, and 2008 are open for examination.

The Company’s deferred tax assets and liabilities were as follows as of September 30, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carry forwards	870,345	799,562
Valuation allowance	(870,345)	(799,562)
Net deferred tax asset reported	$-	$-

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2010 and 2009

NOTE 10 – INCOME TAXES (CONTINUED)

The Company’s net state and federal operating loss carry forwards of approximately $914,523 expire in various years beginning in 2011 and carrying forward through 2030.

The Company has had numerous transactions in its common stock.  Such transactions may have resulted in a change in the Company's ownership, as defined in the Internal Revenue Code Section 382.  Such change may result in an annual limitation on the amount of the Company's taxable income that may be offset with its net operating loss carry forwards.  The Company has not evaluated the impact of Section 382, if any, on its ability to utilize its net operating loss carry forwards in future years.

In July, 2006, the FASB issued ASC 740, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of July 1, 2008 and had no impact on the Company’s financial statements. The Company’s tax filings for 2007-2009 remain open for review by tax authorities as of September 30, 2010.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

There are no legal proceedings, which the Company believes will have a material adverse effect on its financial position.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to September 30, 2010, the Company issued 647,520 shares of common stock to convert $27,500 of convertible notes, 250,000 shares of common stock for cash proceeds of $25,000, and issued 500,000 shares of common stock for services provided to the Company.

In accordance with ASC 855, the Company’s management has reviewed all material events through the date of this report and there are no material subsequent events to report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants during the past two fiscal years or any disagreements with independent accountants on accounting and financial disclosure.

ITEM 9A:  CONTROLS AND PROCEDURES

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

Based on our evaluation as of the end of the period covered by this Annual Report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding disclosure.  This material deficiency is due to a lack of adequate internal controls and the lack of an audit committee.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of September 30, 2010, our internal control over financial reporting was not effective.

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

Business Experience

Robert B. Lees.  Mr. Lees, age 63, is a graduate of the U.S. Naval Academy. He served as an Officer in the Marine Corps, both overseas and domestically.  After transferring to the active Reserves, he joined the DuPont Company, where he managed the Southeastern Region.  He took the region from last to first in the acrylic sheet division for sales and service.  He then became part owner and general manager of a wood laminating operation in Orlando, Florida.  Upon the sale of the business, he joined Merrill Lynch in the Private Client Group and became an assistant Vice President.  He has since consulted to a Florida-based investor relations firm, and served as President and Chief Operating Officer of two start-up companies, as well as his current position.

Ms. Leigh is 39 years of age.  She is a 1989 graduate of Washington High School in Phoenix, Arizona.  For the past six years, she has been significantly involved in the Company’s operations, including web site design and maintenance, inventory and shipping, online sales fulfillment and general operations.

John A. Palmer, Jr.  Mr. Palmer is 72 years old.  He is a graduate of the University of Wisconsin, where he received a BS in Mathematics and Physics and an MS in Education and Counseling.  He has continued his education throughout his life and has completed multiple workshops in Electromechanical Automation, Electromechanical Systems, Vacuum Technology, Vacuum and RF Power and Semiconductor Manufacturing Processes.  He was a presenter for Basic Troubleshooting and Electromechanical Devices at the Intel/MATEC Summer Institute, Arizona as well as for the transducers Workshop in Orlando, Florida and the Rockwell automation PLC Workshop in Michigan.  Since 1969, Mr. Palmer has served as a Professor of Electricity, Industrial Electronics, Manufacturing Electronics and Mathematics at the Central Arizona College in Coolidge, Arizona.  In addition, he has been involved in Summer Faculty Internships at Motorola and Intel, both in Phoenix, Arizona.

Jeremy I. van Coller.  Mr. Van Coller, age 31, is a graduate of Kloof High School (Kwa Zulu Natal, Kloof, South Africa) where his line of studies included Technical Drawing (architectural renderings), Biology, Advanced Mathematics, English and Afrikaans.  He continued his education by attending the Academy of Learning (Kwa Zulu Natal, Pinetown, South Africa) where he studied Marketing, Management and Computer Science for approximately one year prior to moving to the United States.  Mr. Van Coller worked as a computer sales person in South Africa during and after attending the Academy.  Over the past two years, he served as an Assistant to the Network Administrator for various South Florida Internet service providers, where he handled domain name servers, mail servers, BSDI and Cobalt servers.  Mr. van Coller currently serves as a Computer Technician Consultant handling personal computer repair and construction, hardware and software troubleshooting and some web design, in addition to being the current Network Administrator for Zaldiva, Inc.  Mr. van Coller is a collector and as such, has an extensive knowledge of comic books and related movies and merchandise.

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

Corporate Governance

Nominating Committee

During the annual period ended September 30, 2010, there were no changes in the procedures by which security holders may recommend nominees to Zaldiva’s Board of Directors; and Zaldiva does not presently have a Nominating Committee for members of its Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

Zaldiva does not have an Audit Committee, and it is not required to have an Audit Committee; Zaldiva does not believe that the lack of an Audit Committee will have any adverse effect on its financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Robert B. Lees Chairman, CFO and Former President	9/30/10 9/30/09 9/30/08	0 0 0	0 0 0	0 0 0	0 24,000(1) 0	0 0 0	0 0 0	0 0 0	0 0 0
John A. Palmer, Jr. Secretary and Director	9/30/10 9/30/09 9/30/08	0 0 0	0 0 0	0 0 0	0 24,000(1) 0	0 0 0	0 0 0	0 0 0	0 0 0
Jeremy Van Coller COO Director	9/30/10 9/30/09 9/30/08	0 0 0	0 0 0	0 0 0	0 24,000(1) 0	0 0 0	0 0 0	0 0 0	0 0 0
Nicole Leigh, President and Director	9/30/10 9/30/09 9/30/08	0 0 0	0 0 0	0 0 0	0 120,000(2) 0	0 0 0	0 0 0	0 0 0	0 0 0

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who are principal shareholders of the Company’s common stock as of December 16, 2010.

Ownership of Principal Shareholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Summit Group of Companies LLC	2,500,000	15%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 16, 2010:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Robert B. Lees	500,000	3.0%
Common Stock	John A. Palmer, Jr.	607,000	3.7%
Common Stock	Jeremy I. Van Coller	-0-	-0-
Common Stock	Nicole Leigh	601,429	3.6%

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

Parents of the Smaller Reporting Company

Zaldiva has no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended September 30, 2009, and 2008:

Fee category	2010	2009

Audit fees	$31,684	$31,106
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$31,684	$31,106

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended September 30, 2010 contained in Item 8 above which are incorporated herein by this reference.

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

ZALDIVA, INC.

Date:	December 28, 2010	By:	/s/Nicole Leigh
Nicole Leigh
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ZALDIVA, INC.

Date:	December 28, 2010	By:	/s/Nicole Leigh
Nicole Leigh
President and Director

Date:	December 28, 2009	By:	/s/Robert B. Lees
Robert B. Lees
Chief Financial Officer and Director

Date:	December 28, 2010	By:	/s/Jeremy I. Van Coller
Jeremy I. Van Coller
Director