Form 10-Q
period 2010-12-31
ZALDIVA INC
filed 2011-02-14
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

February 12, 2010 - Common – 18,194,840

February 12, 2010 - Preferred – 500,000

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

ZALDIVA, INC.

Balance Sheets

ASSETS

	December 31, 2010	September 30, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$ 115,687	$ 170,177
Prepaid expenses	182,379	-
Deposits	6,428	23,214
Inventories	67,991	68,700

Total Current Assets	372,485	262,091

PROPERTY & EQUIPMENT, Net	630,555	619,347

TOTAL ASSETS	$ 1,003,040	$ 881,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 41,636	$ 23,264
Convertible notes payable, net	18,773	38,226
Convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	648,644	649,725

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value, 2,000,000,000 shares authorized, 17,290,852 and 15,193,332 shares issued and outstanding, respectively	17,292	15,194
Additional paid-in capital	3,428,783	3,114,666
Accumulated deficit	(3,091,679)	(2,898,147)

Total Stockholders’ Equity	354,396	231,713
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,003,040	$ 881,438

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.
Statements of Operations
(unaudited)

	For the Three Months Ended
	December 31,
	2010	2009

REVENUES	$55,056	$50,554
COST OF SALES	27,401	32,240
GROSS PROFIT	27,655	18,314

OPERATING EXPENSES

General and administrative expenses	77,512	27,090
Professional fees	102,802	126,522
Depreciation expense	4,413	3,844

Total Operating Expenses	184,727	157,456

OPERATING LOSS	(157,072)	(139,142)

OTHER INCOME (EXPENSE)

Interest income	302	8
Interest expense	(36,762)	(7,250)

Total Other Income (Expense)	(36,460)	(7,242)

LOSS BEFORE INCOME TAXES	(193,532)	(146,384)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(193,532)	$(146,384)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	16,220,023	10,395,144

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.
Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	December 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(193,532)	$(146,384)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	4,412	3,844
Common stock issued for services	12,206	19,875
Exercise of cashless warrants	-	5,833
Fair value of warrant and options	44,630	38,181
Amortization of beneficial conversion feature	30,547	-
Changes in operating assets and liabilities
Inventory	709	7,208
Deposits	16,786	-
Current liabilities	20,372	50,765

Net Cash Used in Operating Activities	(63,870)	(20,678)

INVESTING ACTIVITIES
Purchase of property and equipment	(15,620)	-

Net Cash Used in Investing Activities	(15,620)	-

FINANCING ACTIVITIES
Proceeds from related party payable	-	16,000
Common stock issued for cash	25,000	-

Net Cash Provided by Financing Activities	25,000	16,000

NET INCREASE (DECREASE) IN CASH	(54,490)	(4,678)
CASH AT BEGINNING OF PERIOD	170,177	12,936
CASH AT END OF PERIOD	$115,687	$8,258

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$5,000	$-
Income Taxes	$-	$-
NON-CASH INVESTING ACTIVITIES
Stock issued to settle debt and interest	$52,000	$-
Stock issued for prepaid expenses	$234,396	$-

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

December 31, 2010 and September 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements.  The results of operations for the period ended December 31, 2010 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the three months ended December 31, 2010 the Company realized a net loss of $193,532 and has incurred an accumulated deficit of $3,091,679.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

December 31, 2010 and September 30, 2010

NOTE 4 – NOTES PAYABLE

On April 28, 2010 the Company signed a $50,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on January 31, 2011.  The note has conversion rights that allow the holder of the note to convert, at any time, all or any part of the remaining principal balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.   During the three months ended December 31, 2010 this note, along with accrued interest of $2,000, was converted into 1,347,520 shares of the Company’s common stock in five separate tranches.

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

As of December 31, 2010 the Company has recognized $3,561 in interest expense related to these notes and has amortized $68,773 of the beneficial conversion feature which has also been recorded as interest expense.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 2,000,000,000 shares of its common stock at a par value of $0.001 per share.  As of December 31, 2010 there were 16,790,852 shares issued and outstanding.

On October 18, 2010 the Company issued 250,000 shares of common stock for cash at $0.10 per share. Attached to each share was an option to purchase an additional share of common stock at $0.25.

On October 11, 2010, the Company issued 500,000 shares of common stock for services performed by a related party.  The shares were valued at $55,000 based on the closing price of the stock on the date of issuance.  The capitalized value of the contract will amortize the expense to consulting fees over the 12 month life of the contract.

In five separate tranches from November 8, 2010 to December 21, 2010 the Company issued a total of 1,347,520 shares of common stock in conversion of a convertible note payable.  Principal and interest totaled $52,000 at the time of conversion.

NOTE 6 – WARRANTS

The Company records stock-based compensation awards issued to non-employees for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grant of these warrants: dividend yield of zero percent; volatility of 273%-282%; risk-free interest rates of 0.29%-0.37% and expected life of one year.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

December 31, 2010 and September 30, 2010

NOTE 6 – WARRANTS (CONTINUED)

On October 11, 2010 the Company granted 2,000,000 options to a related party consultant for services. As of December 31, 2010, the Company has recorded a prepaid expense of $139,585 for the future service portion of the warrants granted and recorded an expense of $39,811 for the value of these options.

On November 10 and December 10, 2010 the Company issued a total of 72,000 warrants (36,000 on each date) to a consultant for services performed.  An expense of $4,819 was recorded during the three months ended December 31, 2010 for the value of these options.

NOTE 7 – SUBSEQUENT EVENTS

On January 10, 2011, the Company issued 903,988 shares in conversion of a $25,000 convertible note payable.

On or about February 10, 2011 the Company advised the consultant who was issued 72,000 warrants in November and December that the contract was to be considered null and void due to the consultant’s nonperformance.  The Company demanded that all cash and equity compensation be returned.

In accordance with FASB ASC 855, the Company’s management has reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

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

Results of Operation

For The Three Months Ended December 31, 2010 Compared to The Three Months Ended December 31, 2009.

During the quarterly period ended December 31, 2010, we received total revenues of $55,056, an increase of $4,502, or approximately 8.9%, over our total revenues of $50,554 in the quarterly period ended December 31, 2009.  We have focused our marketing on collectibles and comic book sales.  The increased sales were the result of a generally improving retail environment in the fourth calendar quarter of 2010 as compared to the year-ago period.  Costs of goods sold during these periods were $27,401 and $32,240, respectively.  Cost of goods sold was approximately 50% and 64% of sales for 2010 and 2009, respectively.

Operating expenses increased to $184,727 during the quarterly period ended December 31, 2010, from $157,456 in the year-ago period.  This increase was due primarily to an increase of approximately 186% in general and administrative expenses, from $27,090 to $77,512, from the 2009 period to the 2010.  This large increase was primarily due to an increase in advertising expenses and web development expenses.

For the three months ended December 31, 2010, our net loss was $193,532 or $0.02 per share as compared to a net loss of $146,384 or $0.01 per share during the December 31, 2009 period.

Liquidity

The Company had cash on hand of $115,687 at December 31, 2010.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2011 fiscal year.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 18, 2010, the Company issued 250,000 “unregistered” and “restricted” shares of common stock to Richard Van Dam and Joyce Van Dam for cash at $0.10 per share. Attached to each share was a warrant to purchase an additional share of the Company’s common stock at an exercise price of $0.25 per share, exercisable for one year. The purchasers have represented to the Company that they are “accredited investors” as defined in Rule 501 of Regulation D of the Securities and Exchange Commission, and the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D in connection with the offer and sale of these securities.

In five separate tranches from November 8, 2010, to December 21, 2010, the Company issued to Asher Enterprises, Inc., a total of 1,347,520 shares of common stock upon conversion of a convertible note payable.  Outstanding principal and interest on the note totaled $52,000 at the time of conversion.  Asher Enterprises has represented to the Company that it is an “accredited investor” as defined in Rule 501 of Regulation D of the Securities and Exchange

Commission, and the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D in connection with the offer and sale of these securities.

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

ZALDIVA, INC.

Date:	February 14, 2011	By:	/s/Nicole Leigh
Nicole Leigh, President and Director

Date:	February 14, 2011	By:	/s/Robert B. Lees
Robert B. Lees, CFO, and Director

Date:	February 14, 2011	By:	/s/John A. Palmer, Jr.
John A. Palmer, Jr., Secretary and Director