Form 10-Q
period 2011-03-31
ZALDIVA INC
filed 2011-05-23
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

May 18, 2011 - Common – 18,194,840

May 18, 2011 - Preferred – 500,000

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

ZALDIVA, INC.

Balance Sheets

ASSETS

	March 31, 2011	September 30, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$ 81,674	$ 170,177
Prepaid expenses	124,540	-
Deposits	1,029	23,214
Inventories	75,047	68,700

Total Current Assets	282,290	262,091

PROPERTY & EQUIPMENT, Net	631,516	619,347

TOTAL ASSETS	$ 913,806	$ 881,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 30,411	$ 23,264
Convertible notes payable, net	-	38,226
Convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	618,646	649,725

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value, 2,000,000,000 shares authorized, 18,194,840 and 15,193,332 shares issued and outstanding, respectively	18,195	15,194
Additional paid-in capital	3,454,497	3,114,666
Accumulated deficit	(3,177,532)	(2,898,147)

Total Stockholders’ Equity	295,160	231,713
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 913,806	$ 881,438

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Statements of Operations

(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
REVENUES	$51,369	$75,808	$106,425	$126,362
COST OF SALES	13,251	48,345	40,652	80,585
GROSS PROFIT	38,118	27,463	65,773	45,777

OPERATING EXPENSES

General and administrative expenses	39,770	111,681	117,282	242,380
Professional fees	68,386	28,321	171,188	37,091
Depreciation expense	4,717	3,844	9,130	7,688

Total Operating Expenses	112,873	143,846	297,600	287,159

OPERATING LOSS	(74,755)	(116,383)	(231,827)	(241,382)

OTHER INCOME (EXPENSE)

Interest income	184	-	486	8
Interest expense	(11,282)	(9,500)	(48,044)	(16,750)

Total Other Income (Expense)	(11,098)	(9,500)	(47,558)	(16,742)

LOSS BEFORE INCOME TAXES	(85,853)	(125,883)	(279,385)	(258,124)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(85,853)	$(125,883)	$(279,385)	$(258,124)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	18,104,441	11,595,555	17,151,878	10,988,754

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.
Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(279,385)	$(258,124)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	9,129	7,687
Common stock issued for services	25,767	26,250
Exercise of cashless warrants	-	5,958
Fair value of warrant and options	88,910	44,556
Amortization of beneficial conversion feature	36,774	-
Changes in operating assets and liabilities
Inventory	(6,347)	11,770
Deposits	22,185	-
Current liabilities	10,762	94,424

Net Cash Used in Operating Activities	(92,205)	(67,479)

INVESTING ACTIVITIES

Purchase of property and equipment	(21,298)	-

Net Cash Used in Investing Activities	(21,298)	-

FINANCING ACTIVITIES

Proceeds from related party payables	-	66,000
Common stock issued for cash	25,000	25,000

Net Cash Provided by Financing Activities	25,000	91,000

NET INCREASE (DECREASE) IN CASH	(88,503)	23,521
CASH AT BEGINNING OF PERIOD	170,177	12,936

CASH AT END OF PERIOD	$81,674	$36,457
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$10,000	$-
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Stock issued to settle debt and interest	$78,615	$-
Stock issued for prepaid expenses	234,568	-

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

March 31, 2011 and September 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements.  The results of operations for the period ended March 31, 2011 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the six months ended March 31, 2011 the Company realized a net loss of $279,385 and has incurred an accumulated deficit of $3,177,532.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ZALDIVA, INC.

Notes to the Condensed Financial Statements

March 31, 2011 and September 30, 2010

NOTE 4 – NOTES PAYABLES

On April 28, 2010 the Company signed a $50,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on January 31, 2011.  The note has conversion rights that allow the holder of the note to convert, at any time, all or any part of the remaining principal balance into the Company’s common stock at a price equal to 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. See below for current status.

On June 4, 2010 the Company signed a $25,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on March 9, 2011.  The note had original conversion rights that allowed the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to the lower of $0.0035 per share or 50% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.  On September 8, 2010 the Company signed Amendment No. 1 to this convertible note which increased the discount from 50% to 59% and removed the ceiling of $0.0035 per share conversion price. See below for current status.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms of the above mentioned notes and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  The value of the BCF was determined based on the stock price on the day of commitments, the discounts as agreed to in the notes, the number of convertible shares, and the difference between the effective conversion price and the fair value of the common stock.  The value of the BCF of the two notes was calculated at $75,000.  The BCF was recorded as a discount to the note payable and to Additional Paid-in Capital.

During the six months ended March 31, 2011 the above convertible notes, along with accrued interest of $3,615, were converted into 2,251,508 shares of the Company’s common stock in 6 separate tranches.  With the conversion of the note, all of the previously recorded beneficial conversion features have been fully amortized to interest expense.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 2,000,000,000 shares of its common stock at a par value of $0.001 per share.  As of March 31, 2011 there were 18,194,840 shares issued and outstanding.

On October 18, 2010 the Company issued 250,000 shares of common stock for cash at $0.10 per share. Attached to each share was an option to purchase an additional share of common stock at $0.25.

On October 11, 2010, the Company issued 500,000 shares of common stock for services performed by a related party.  The shares were valued at $55,000 based on the closing price of the stock on the date of issuance.  The capitalized value of the contract will amortize the expense to consulting fees over the 12 month life of the contract. As of March 31, 2011, the Company has amortized $25,767 to professional fees.

In six separate tranches from November 8, 2010 to January 10, 2011 the Company issued a total of 2,251,508 shares of common stock in conversion of a convertible note payable.  Principle and interest totaled $78,615 at the time of conversion.

NOTE 6 – WARRANTS

The Company records stock-based compensation awards issued to non-employees for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grant of these warrants: dividend yield of zero percent; volatility of 273%-282%; risk-free interest rates of 0.29%-0.37% and expected term of one year as determined by the use of the simplified method.

On October 11, 2010 the Company granted 2,000,000 options to a related party consultant for services. As of March 31, 2011, the Company has recorded a prepaid expense of $124,540 for the future service portion of the warrants granted and recorded an expense of $84,091 for the value of these options.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

March 31, 2011 and September 30, 2010

NOTE 6 – WARRANTS (CONTINUED)

On November 10 and December 10, 2010 the Company issued a total of 72,000 warrants (36,000 on each date) to a consultant for services performed.  An expense of $4,819 was recorded during the six months ended March 31, 2011 for the value of these options.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company’s management has reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

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

Results of Operation

For The Three Months Ended March 31, 2011 Compared to The Three Months Ended March 31, 2010.

During the quarterly period ended March 31, 2011, we received total revenues of $51,369, a decrease of $24,439, or approximately 32.2%, over our total revenues of $75,808 in the quarterly period ended March 31, 2010.  The decreased sales were the result of continued weakness in the general economy and in the comic book and collectibles market in particular.  In addition, we believe that higher gasoline prices have led to decreased foot traffic in our retail location as well as decreased discretionary spending by potential customers.  Cost of goods sold during quarterly periods ended March 31, 2011, and 2010 was $13,251 and $48,345, respectively, or approximately 26% and 64% of sales in these periods.  The increase in cost of sales as a percentage of total revenue is primarily attributable to reduced margins as we have attempted to combat the current slow economy and the current weak market for collectables.

Operating expenses decreased to $112,873 during the quarterly period ended March 31, 2011, from $143,846 in the year-ago period.  This decrease was due primarily to a decrease of approximately 64% in general and administrative expenses, from $111,681 to $39,770, from the 2010 period to the 2011.  This large decrease was primarily due to the decrease in non-cash expense associated with the issuance of shares of our common stock in the period ended March 31, 2011.

For the three months ended March 31, 2011, our net loss was $85,853 or $0.01 per share as compared to a net loss of $125,883 or $0.01 per share during the March 31, 2010 period.

For The Six Months Ended March 31, 2011 Compared to The Six Months Ended March 31, 2010.

During the six months ended March 31, 2011, we received total revenues of $106,425, a decrease of $19,937, or approximately 15.7%, over our total revenues of $126,362 in the six months ended March 31, 2010.  Costs of goods sold during these periods were $40,652 and $80,585, respectively.  Cost of goods sold was approximately 38% and 64% of sales for 2011 and 2010, respectively.  The increase in cost of sales as a percentage of total revenue is primarily attributable to reduced margins as we have attempted to combat the current slow economy and the current weak market for collectables.

Operating expenses increased to $297,600 during the six months ended March 31, 2011, from $287,159 in the year-ago period.  This increase was due primarily to an increase of approximately 461% in professional fees from $37,091 to $171,188, from the 2010 period to the 2011 period, while we had a decrease in general and administrative expenses from $242,380 to $117,282 from the 2010 period to the 2011 period.

For the six months ended March 31, 2011, our net loss was $279,385 or $0.02 per share as compared to a net loss of $258,124 or $0.02 per share during the March 31, 2010 period.

Liquidity

The Company had cash on hand of $81,674 at March 31, 2011.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2011 fiscal year.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 4, 2011, and January 10, 2011, the Company issued 348,432 “unregistered” and “restricted” shares and 555,556 such shares, respectively, to Asher Enterprises, Inc., upon conversion of a convertible note payable.  Asher Enterprises has represented to the Company that it is an “accredited investor” as defined in Rule 501 of Regulation D of the Securities and Exchange Commission, and the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D in connection with the offer and sale of these securities.

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

ZALDIVA, INC.

Date:	May 20, 2011	By:	/s/Nicole Leigh
Nicole Leigh, President and Director

Date:	May 20, 2011	By:	/s/Robert B. Lees
Robert B. Lees, CFO, and Director

Date:	May 20, 2011	By:	/s/John A. Palmer, Jr.
John A. Palmer, Jr., Secretary and Director