Form 10-Q
period 2011-06-30
ZALDIVA INC
filed 2011-08-15
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

August 10, 2011 - Common – 18,194,840

August 10, 2011 - Preferred – 500,000

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

ZALDIVA, INC.

Balance Sheets

ASSETS

	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$ 59,008	$ 170,177
Prepaid expenses	66,193	-
Deposits	-	23,214
Inventories	80,962	68,700

Total Current Assets	206,163	262,091

PROPERTY & EQUIPMENT, Net	632,762	619,347

TOTAL ASSETS	$ 838,925	$ 881,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 12,914	$ 23,264
Convertible notes payable, net	-	38,226
Convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 500,000 shares issued and outstanding	588,235	588,235

Total Current Liabilities	601,149	649,725

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value, 2,000,000,000 shares authorized, 18,194,840 and 15,193,332 shares issued and outstanding	18,195	15,194
Additional paid-in capital	3,454,669	3,114,666
Accumulated deficit	(3,235,088)	(2,898,147)

Total Stockholders’ Equity	237,776	231,713
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 838,925	$ 881,438

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
REVENUES	$51,691	$51,850	$158,116	$178,212
COST OF SALES	13,751	33,065	54,403	113,650
GROSS PROFIT	37,940	18,785	103,713	64,562

OPERATING EXPENSES

General and administrative expenses	48,522	35,368	165,804	272,750
Professional fees	36,917	40,240	208,105	82,331
Depreciation expense	5,181	3,844	14,311	11,531

Total Operating Expenses	90,620	79,452	388,220	366,612

OPERATING LOSS	(52,680)	(60,667)	(284,507)	(302,050)

OTHER INCOME (EXPENSE)

Interest income	124	10	610	18
Interest expense	(5,000)	(21,540)	(53,044)	(38,290)
Gain on settlement of liability	-	56,250	-	56,250

Total Other Income (Expense)	(4,876)	34,720	(52,434)	17,978

LOSS BEFORE INCOME TAXES	(57,556)	(25,947)	(336,941)	(284,072)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(57,556)	$(25,947)	$(336,941)	$(284,072)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	18,194,840	12,102,856	17,499,532	11,349,827

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.
Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(336,941)	$(284,072)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	14,311	11,531
Common stock issued for services	39,480	42,750
Exercise of cashless warrants	-	5,958
Fair value of warrant and options	133,716	44,556
Amortization of beneficial conversion feature	36,774	13,254
Gain on settlement of liability	-	(56,250)
Changes in operating assets and liabilities
Inventory	(12,262)	20,949
Deposits	23,214	-
Current liabilities	(6,736)	65,621
Net Cash Used in Operating Activities	(108,444)	(135,703)

INVESTING ACTIVITIES
Purchase of property and equipment	(27,725)	-
Net Cash Used in Investing Activities	(27,725)	-

FINANCING ACTIVITIES
Proceeds from related party payables	-	66,000
Repayments of related party payables	-	(16,000)
Proceeds from convertible note payable	-	75,000
Common stock issued for cash	25,000	25,000
Net Cash Provided by Financing Activities	25,000	150,000

NET INCREASE (DECREASE) IN CASH	(111,169)	14,297
CASH AT BEGINNING OF PERIOD	170,177	12,936

CASH AT END OF PERIOD	$59,008	$27,233
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$15,000	$9,000
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Stock issued to settle debt and interest	$78,615	$-
Stock issued for prepaid expenses	$234,568	$-

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

June 30, 2011 and September 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements.  The results of operations for the period ended June 30, 2011 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the nine months ended June 30, 2011 the Company realized a net loss of $336,941 and has incurred an accumulated deficit of $3,235,088.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

June 30, 2011 and September 30, 2010

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

During the nine months ended June 30, 2011 the above convertible notes, along with accrued interest of $3,615, were converted into 2,251,508 shares of the Company’s common stock in 6 separate tranches.  With the conversion of the note, all of the previously recorded beneficial conversion features have been fully amortized to interest expense.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 2,000,000,000 shares of its common stock at a par value of $0.001 per share.  As of June 30, 2011 there were 18,194,840 shares issued and outstanding.

On October 18, 2010 the Company issued 250,000 shares of common stock for cash at $0.10 per share. Attached to each share was an option to purchase an additional share of common stock at $0.25.

On October 11, 2010, the Company issued 500,000 shares of common stock for services performed by a related party.  The shares were valued at $55,000 based on the closing price of the stock on the date of issuance.  The capitalized value of the contract will amortize the expense to consulting fees over the 12 month life of the contract. As of June 30, 2011, the Company has amortized $39,480 to professional fees.

In six separate tranches from November 8, 2010 to January 10, 2011 the Company issued a total of 2,251,508 shares of common stock in conversion of a convertible note payable.  Principle and interest totaled $78,615 at the time of conversion.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

June 30, 2011 and September 30, 2010

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

On October 11, 2010 the Company granted 2,000,000 options to a related party consultant for services. The warrants were valued at $179,568 based on the closing price of the stock on the date of issuance.  The capitalized value of the contract will amortize the expense to consulting fees over the 12 month life of the contract. As of June 30, 2011, the Company has amortized $128,895 to professional fees.

On November 10 and December 10, 2010 the Company issued a total of 72,000 warrants (36,000 on each date) to a consultant for services performed.  An expense of $4,819 was recorded during the nine months ended June 30, 2011 for the value of these options.

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

Results of Operation

For The Three Months Ended June 30, 2011 Compared to The Three Months Ended June 30, 2010.

During the quarterly period ended June 30, 2011, we recognized total revenues of $51,691; a slight decrease compared our total revenues of $51,850 in the quarterly period ended June 30, 2010.

Cost of goods sold during quarterly periods ended June 30, 2011, and 2010 was $13,751 and $33,065, respectively, or approximately 27% and 64% of sales in these periods.  The decrease in cost of sales as a percentage of total revenue is primarily attributable to an unusually high gross margin in the 2010 period and the fact that we are making moves into other sales outlets that management hopes will result in a sustainable increase in our gross margin on a going forward basis.

Our operating expenses increased slightly to $90,620 during the quarterly period ended June 30, 2011, from $79,452 in the year-ago period.  The increase is due primarily to non-cash expenses recognized in conjunction with stock and warrants issued for services.  During the three months ended June 30, 2011, we recorded $58,519 for the value of stock and warrants issued for services as compared to $22,458 in 2010.

For the three months ended June 30, 2011, our net loss was $57,556, or $0.01 per share, as compared to a net loss of $25,947, or $0.01 per share, during the June 30, 2010 period.  Absent our large non-cash expenses associated with the issuance of stock and warrants for services as required by ASC 718 and 505, and additional non-cash interest expense recorded as a result of the embedded conversion options in our now extinguished convertible notes payable as required by ASC 470, we would have recorded a net income of $961 for the nine month periods ended June 30, 2011 compared to a net loss of $46,485 in 2010.

Even though we have recognized higher professional fees associated with the issuance of stock and warrants for services, we have managed to reduce our cash operating expenses by approximately 44% during the three months ended June 30, 2011 from 2010.  We believe many of these expense reductions are sustainable and are working to add new and more profitable lines of business through soliciting estate sales activities using our auctioneer’s license.  Initial results are promising and as our profitability continues to improve through implementation of our expanded business model, we are looking for opportunities to forge alliances, raise additional capital to fund a TV deal about our activities as a company, and mergers or acquisitions that make sense for the long term health of the company.

For The Nine Months Ended June 30, 2011 Compared to The Nine Months Ended June 30, 2010.

During the nine months ended June 30, 2011, we received total revenues of $158,116, a decrease of $20,096, or approximately 11.3%, from our total revenues of $178,212 in the nine months ended June 30, 2010.  The decreased sales were the result of continued weakness in the general economy and in the comic book and collectibles market in particular.  In addition, we believe that higher gasoline prices have led to decreased traffic in our retail location as well as decreased discretionary spending by potential customers.

Costs of goods sold during the nine months ended June 30, 2011, and 2010, were $54,403 and $113,650, respectively.  Cost of goods sold was approximately 34% and 64% of sales for 2011 and 2010, respectively.  The decrease in cost of sales as a percentage of total revenue is primarily attributable to an unusually high gross margin in the 2010 period and the fact that we are making moves into other sales outlets that management hopes will result in a sustainable increase in our gross margin on a going forward basis.

Operating expenses increased to $388,220 during the nine months ended June 30, 2011, from $366,612 in the year-ago period.  This increase was due primarily to an increase of approximately 153% in professional fees from $82,331 to $208,105, from the 2010 period to the 2011 period.  In an effort to conserve cash during the nine months ended June 30, 2011, we issued warrants and stock to consultants valued at $239,387 compared to only $87,306 in 2010. This increase was partially offset by a decrease in general and administrative expenses from $272,750 to $165,804 from the 2010 period to the 2011 period.  We are working to preserve cash in order to have capital available to continue operations with less reliance on external financing and to be able to seek out new opportunities to realize revenue from our auctioneer’s license

For the nine months ended June 30, 2011, our net loss was $336,941, or $0.02 per share, as compared to a net loss of $284,072, or $0.03 per share, during the June 30, 2010 period.  Absent our large non-cash expenses associated with the issuance of stock and warrants for services as required by ASC 718 and 505, and additional non-cash interest expense recorded as a result of the embedded conversion options in our now extinguished convertible notes payable as required by ASC 470, our net loss for the nine month periods ended June 30, 2011 and 2010 would have been $126,973 and $233,804, respectively.

We have managed to reduce our cash operating expenses by approximately 47% during the nine months ended June 30, 2011 from 2010.  As mentioned above, we believe many of these expense reductions are sustainable and are working aggressively toward expanding our business model, looking for opportunities to forge alliances, raising additional capital to fund a TV deal about our activities as a company, and exploring mergers or acquisitions that make sense for the long term health of the company.

Liquidity

The Company had cash on hand of $59,008 at June 30, 2011.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2011 fiscal year.  We will have to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the require funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

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

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

During the quarterly period ended June 30, 2011, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ZALDIVA, INC.

Date:	August 15, 2011	By:	/s/Nicole Leigh
Nicole Leigh, President and Director

Date:	August 15, 2011	By:	/s/Robert B. Lees
Robert B. Lees, CFO, and Director

Date:	August 15, 2011	By:	/s/John A. Palmer, Jr.
John A. Palmer, Jr., Secretary and Director