Form 10-Q/A
period 2011-06-30
ZALDIVA INC
filed 2011-09-14
CIK 1168325

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

August 10, 2011 - Common – 18,194,840

August 10, 2011 - Preferred – 500,000

EXPLANATORY NOTE

Zaldiva, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 15, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files on Exhibit 101.

No other Changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, does not reflet events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the form 10-Q.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exhibit No.                          Identification of Exhibit

31.1 31.2 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Nicole Leigh, President and Director.*

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Robert B. Lees, Chief Financial Officer and Director.*

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Nicole Leigh, President and Robert B. Lees, Chief Financial Officer.*

101.INS	XBRL Instance Document**
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.SCH	XBRL Taxonomy Extension Schema**

* Furnished as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, which was filed with the Securities and Exchange Commission on August 15, 2011.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ZALDIVA, INC.

Date:	September 14, 2011	By:	/s/Nicole Leigh
Nicole Leigh, President and Director

Date:	September 14, 2011	By:	/s/Robert B. Lees
Robert B. Lees, CFO, and Director

Date:	September 14, 2011	By:	/s/John A. Palmer, Jr.
John A. Palmer, Jr., Secretary and Director

3