Form 10-Q/A
period 2011-06-30
ZALDIVA INC
filed 2011-09-26
CIK 1168325

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

1

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

August 10, 2011 - Common – 18,194,840

August 10, 2011 - Preferred – 500,000

EXPLANATORY NOTE

Zaldiva, Inc. is filing this Amendment No. 2 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 15, 2011, for the sole purpose of correcting  XBRL Interactive Data Files on Exhibit 101.

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

ZALDIVA, INC.

Date:	September 26, 2011	By:	/s/Nicole Leigh
Nicole Leigh, President and Director

Date:	September 26, 2011	By:	/s/Robert B. Lees
Robert B. Lees, CFO, and Director

Date:	September 26, 2011	By:	/s/John A. Palmer, Jr.
John A. Palmer, Jr., Secretary and Director

3