Form 10-K
period 2011-09-30
ZALDIVA INC
filed 2012-01-12
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-49652

ZALDIVA, INC.

(Exact Name of registrant as specified  in its charter)

Nevada	65-0773383
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

March 31, 2011 - $1,181,634.30.  There are approximately 6,564,635 shares of common voting stock of the Registrant beneficially owned by non-affiliates.  There is a limited public market for the common stock of the Registrant, so this computation is based upon the closing sale price of $0.09 per share of the Registrant's common stock on the OTC Bulletin Board on March 31, 2011, adjusted to $0.18 per share on a pro forma basis.*

*  Unless indicated otherwise, all figures contained in this Annual Report reflect the de facto one-for-two reverse split of the Company’s issued and outstanding common and preferred stock that occurred in connection with the Company’s change of domicile from Florida to Nevada.  This reverse split was effectuated under state law by filing Articles of Merger with the States of Florida and Nevada on December 2, 2011.  These changes were effectuated on the OTC Bulletin Board as of the open of business on January 9, 2012.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

January 9, 2012:  Common – 9,097,420

January 9, 2012:  Preferred – 250,000

Documents incorporated by reference: See Item 15.

PART I

ITEM 1.  BUSINESS

Description of Business

Zaldiva, Inc., a Nevada corporation (the "Company," "we" or "us"), is in the business of selling comic books, toys and collectible items at our retail location at 331 East Commercial Blvd., Ft. Lauderdale, Florida, and through our web sites, Zaldiva.com, and Zaldivacomics.com and on eBay.  We held the grand opening of our "brick-and-mortar" retail location in December 2006.  In the future, we may also acquire other companies offering similar products and services to those that we currently offer.  At such time as we enter into a definitive transaction, we will file a Current Report on Form 8-K disclosing its terms.

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

Traditional Marketing.

Since the grand opening of our brick-and-mortar retail location in December 2006, our operations have taken a more traditional marketing approach.  The Company has taken out advertisements in local papers read by our target audience and we have also purchased radio spots on high-school and college radio stations. Flyers have been passed out as well as cooperatively placed in local businesses and restaurants. A costumed character has also been hired to wave to the traffic passing by in front of the store. More than 65,000 cars pass the location each day on their way to the highway entrance, so the sign on the building itself is a huge and effective form of advertisement.

We have also had success with sales on eBay.  The Company is an eBay PowerSeller, which requires us to meet high sales volume and seller ratings requirements (minimum of 98% positive feedback over the last 12 months).

Zaldiva.com

Advertisement for our web site is done through search engines, banner exchange programs and opt-in e-mail activities – all designed to drive traffic to our site.  Weekly specials and featured items are regularly created to increase return traffic.

Events subsequent to the year end

On December 2, 2011, which is subsequent to the end of the period that is covered by this Report, the Company’s stockholders approved the Company’s change of domicile from the state of Florida to the state of Nevada.  The change of domicile was effectuated by merging the company into the Company’s wholly owned subsidiary, Zaldiva, Inc., a Nevada corporation (“Zaldiva Nevada”), with every share of the Company’s common and preferred stock automatically being converted into one-half of one corresponding share of Zaldiva Nevada, and with all fractional shares that would otherwise result from such conversion being rounded up to the nearest whole share.  The Company filed Articles of Merger in the States of Florida and Nevada on December 2, 2011.  The change of domicile and reverse split were effectuated on the OTC Bulletin Board as of the open of business on January 9, 2012. Unless indicated otherwise herein, all disclosures in this Annual Report reflect the Company’s change of domicile from Florida to Nevada and the accompanying one-for-two reverse split.

Principal Products or Services and Their Markets

Our principal products are the comic books, toys and collectibles that we sell from our store in Ft. Lauderdale, Florida and through our web site (www.zaldiva.com) and on eBay.  Zaldiva has maintained an e-commerce web presence through Zaldiva.com since July of 1997.  Experience and a very low overhead are Zaldiva's principal advantages in this area.

In our comic books business, we sell pop-culture comic book related collectibles, that primarily include action figures, dolls, statues, die-cast vehicles, T-shirts, books, magazines, posters and lithographs, household decor and decorative items, board and card games, caps and hats, licensed advertisements, plush toys, and some sports memorabilia.  As the difficult economy has caused more people to sell their collectibles to help make ends meet, we have found a very reliable stream of products coming through our doors.  We have also had increased success with the acquisition of collectibles at estate sales.

The only services related to our comic book and related collectibles business provided by us are those services regarding newsletter subscriptions and/or free email accounts.

Distribution Methods of the Products or Services

All items sold in our comic book and related collectibles business are sold on our online stores at Zaldiva.com and ZaldivaComics.com and eBay and, since December 2006, in our retail store in Ft. Lauderdale, Florida.

In November 2003, we began accepting PayPal and eChecks from Authorize.net as payment for our products (in addition to traditional credit card payments).  This has allowed us to make non-U.S. sales with ease, and these payment methods have proven beneficial to us.

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

No. 4: Our Online Store

No other local shops currently provide an online purchase/in-store pick up option. No other local shops even offer their full line of products both online and in-store – so we are unique in that area. The web-site is maintained by Zaldiva, so the overhead is minimal.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has substantially increased our legal and accounting costs.

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

Number of Total Employees and Number of Full Time Employees

As of January 6, 2012, Zaldiva had three full-time and three part-time employees.  They are not part of any union, and we believe that our relationships with them are good.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports, proxy statements and registration statements that we have filed electronically with the SEC at its web site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  The Company’s SEC Reports are also available from commercial document retrieval services, such as Corporation Service Company, whose telephone number is 1-800-222-2122.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2:  PROPERTIES

In September 2004, we purchased a property located at 331 East Commercial Boulevard in Fort Lauderdale, Florida. The property is situated in a high-traffic commercial residential area.  We have renovated and expanded the property, which is now being used as a retail location for higher-end collectibles.  We opened the property for business on November 24, 2006, and had our grand opening on December 16, 2006.

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

ITEM 4:  (REMOVED AND RESERVED)

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "ZLDV", with quotations that commenced in April 2003; however, the market for shares of our common stock is extremely limited.  No assurance can be given that the present limited market for our common stock will continue or will be maintained.

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

The high and low closing bid prices for shares of our common stock of for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:

Period	High*	Low*
October 1, 2009 through December 31, 2009	$0.17	$0.06

January 1, 2010 through March 31, 2010	$0.18	$0.08

April 1, 2010 through June 30, 2010	$0.11	$0.08

July 1, 2010 through September 30, 2010	$0.44	$0.02

October 1, 2010 through December 31, 2010	$0.34	$0.14

January 1, 2011 through March 31, 2011	$0.20	$0.10

April 1, 2011 through June 30, 2011	$0.26	$0.06

July 1, 2011 through September 30, 2011	$0.10	$0.02

*  These prices retroactively reflect the de facto one-for-two reverse split of our common stock that occurred in connection with our change of domicile from Florida to Nevada, which was effectuated under state law on December 2, 2011.  The reverse split was effectuated on the OTC Bulletin Board as of the open of business on January 9, 2012.

These bid prices were obtained from OTC Markets Group, Inc. and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

No assurance can be given that any "established public market" will develop in the common stock of the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 155, not including an indeterminate number who may hold shares in “street name.”

Dividends

Zaldiva has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Our Preferred Stock holders are entitled to receive dividends at a rate of 4% of the Liquidation Preference per share per annum, payable quarterly on January 1, April 1, July 1, and October 1.  Any dividends that are not paid within three trading days following the date payable, shall continue to accrue and shall entail a late fee at the rate of 18% per annum.  During the year ended September 30, 2011, and 2010, we paid all dividends in cash of $20,000, with none in arrears.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	905,000	$0.50	95,000
Total	905,000	$0.50	95,000

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2011, we have not issued any unregistered securities that have not already been disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 July 1, 2011, through July 31, 2011	-0-	-0-	-0-	-0-
Month #2 August 1, 2011, through August 31, 2011	-0-	-0-	-0-	-0-
Month #3 September 1, 2011, through September 30, 2011	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

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

Liquidity and Capital Resources

Zaldiva had cash and cash equivalents of $36,933 as of September 30, 2011, and total current assets of $96,966; total current liabilities of $604,498; and a total stockholders’ equity of $120,049.  We used cash of $130,519 and

$192,759 for our operating activities during the fiscal years ended September 30, 2011, and 2010, respectively.  We used cash in investing activities of $27,725 during the year ended September 30, 2011.  We received $25,000 and $350,000, respectively, in proceeds from financing activities during those periods.  We expect that our cash on hand of $36,933 at September 30, 2011, will be insufficient to fund our operations through the end of our 2012 fiscal year, and that we will be required to raise additional capital through the sale of debt or equity securities in order to meet our operating expenses.

Results of Operations

For the years ended September 30, 2011, and 2010, we had total revenues of $193,660 and $230,599, respectively.  All of our revenues during these periods were derived from retail sales of comics and collectibles.  The items that we sell are considered to be discretionary purchases.  As a result, the number of such purchases during a given time period is very dependent upon the general state of the economy.  In the negative economic environment of 2011, we saw our sales decline by approximately 16 percent from 2010 figures.

Cost of goods sold decreased to $100,203 in the fiscal year ended September 30, 2011, from $114,769 in the prior fiscal year.  This decrease largely reflects our declining sales figures in the 2011 fiscal year.  However, we were also able to decrease cost of goods sold as a percentage of revenue from product sales.  Cost of goods sold increased slightly to 51% in 2011, from 50% of product sales in 2010.

Our operating expenses increased to $490,832 in fiscal 2011, from $476,261, in fiscal 2010.  This increase of approximately 3% stems from a slight increase in general and administrative, professional fees and depreciation expense from the year-ago period.  Net loss totaled $454,668 ($0.05 per share) for the fiscal year ended September 30, 2011, as compared to a net loss of $374,968 ($0.06 per share) for the fiscal year ended September 30, 2010.

Off-Balance Sheet Arrangements

Zaldiva had no off-balance sheet arrangements during the periods covered by this Annual Report and the financial statements that accompany this Annual Report.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZALDIVA, INC.

FINANCIAL STATEMENTS

September 30, 2011 and 2010

C O N T E N T S

Report of Independent Registered Public Accounting Firm..…….……………………….12

Balance Sheets…………………………………………………….……………………13

Statements of Operations……………….………….…………….……………………...14

Statement of Stockholders’ Equity ………..…….…………….…………………………15

Statements of Cash Flows…………………………………………………….…………16

Notes to the Financial Statements…………………..……………………………………17

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Zaldiva, Inc.

Ft. Lauderdale, Florida

We have audited the accompanying balance sheets of Zaldiva, Inc. as of September 30, 2011 and 2010 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zaldiva, Inc. as of September 30, 2011 and 2010, and the results of operations and cash flows for the years ended September 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Mantyla, McReynolds, LLC

Mantyla, McReynolds, LLC

January 9, 2012

Salt Lake City, Utah

ZALDIVA, INC.

BALANCE SHEETS

	September 30, 2011	September 30, 2010
CURRENT ASSETS

Cash and cash equivalents	$36,933	$170,177
Prepaid expenses	7,069	-
Deposits	-	23,214
Inventories	52,964	68,700

Total Current Assets	96,966	262,091

PROPERTY & EQUIPMENT, Net	627,580	619,347

TOTAL ASSETS	$724,546	$881,438

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$16,262	$23,264
Convertible notes payable, net	-	38,226
Convertible preferred stock; $0.001 par value,
20,000,000 shares authorized, 250,000 shares
issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	604,497	649,725

STOCKHOLDERS' EQUITY

Common stock; $0.001 par value, 2,000,000,000
shares authorized, 9,097,420 and 7,596,666 shares
issued and outstanding, respectively	9,097	7,597
Additional paid-in capital	3,463,767	3,122,263
Accumulated deficit	(3,352,815)	(2,898,147)

Total Stockholders' Equity	120,049	231,713

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$724,546	$881,438

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2011	2010

REVENUES	$193,660	$230,599
COST OF SALES	100,203	114,769
GROSS PROFIT	93,457	115,830

OPERATING EXPENSES

General and administrative expenses	188,041	188,161
Professional fees	283,299	272,725
Depreciation expense	19,492	15,375

Total Operating Expenses	490,832	476,261

OPERATING LOSS	(397,375)	(360,431)

OTHER INCOME (EXPENSE)

Interest income	751	159
Interest expense	(58,044)	(70,946)
Gain on settlement of liability	-	56,250

Total Other Income (Expense)	(57,293)	(14,537)

LOSS BEFORE INCOME TAXES	(454,668)	(374,968)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(454,668)	$(374,968)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.06)

BASIC AND DILUTED WEIGTHED AVERAGE NUMBER OF SHARES
OUTSTANDING	8,837,394	5,926,587

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2009	4,509,166	4,509	$2,638,461	$(2,523,179)	$119,791

Exercise of cashless warrants	595,834	596	5,362	-	5,958

Common stock issued for services	616,666	617	92,134	-	92,751

Fair value of options granted	-	-	38,181	-	38,18156

Common stock issued for cash	1,875,000	1,875	273,125	-	275,000

Beneficial conversion feature	-	-	75,000	-	75,000

Net loss for the year
ended September 30, 2010	-	-	-	(374,968)	(374,968)

Balance, September 30, 2010	7,596,666	7,597	3,122,263	(2,898,147)	231,713

Fair value of options granted	-	-	184,387	-	184,387

Common stock issued for debt	1,125,754	1,125	77,492	-	78,617

Common stock issued for cash	125,000	125	24,875	-	25,000

Common stock issued for services	250,000	250	54,750	-	55,000

Net loss for the year ended September 30, 2011	-	-	-	(454,668)	(454,668)

Balance, September 30, 2011	9,097,420	$9,097	$3,463,767	$(3,352,815)	$120,049

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(454,668)	$(374,968)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	19,492	15,375
Common stock issued for services	53,340	92,750
Exercise of cashless warrants	-	5,958
Fair value of warrant and options	178,976	38,182
Amortization of beneficial conversion feature	36,774	38,226
Gain on settlement of liability	-	(56,250)
Changes in operating assets and liabilities
Inventory	15,736	279
Deposits	23,214	(23,214)
Current liabilities	(3,383)	70,903
Net Cash Used in Operating Activities	(130,519)	(192,759)

INVESTING ACTIVITIES

Purchase of property and equipment	(27,725)	-
Net Cash Used in Investing Activities	(27,725)	-

FINANCING ACTIVITIES

Proceeds from related party payables	-	66,000
Repayments of related party payables	-	(66,000)
Proceeds from convertible note payable	-	75,000
Common stock issued for cash	25,000	275,000
Net Cash Provided by Financing Activities	25,000	350,000

NET INCREASE (DECREASE) IN CASH	(133,244)	157,241
CASH AT BEGINNING OF YEAR	170,177	12,936

CASH AT END OF YEAR	$36,933	$170,177

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$20,000	$30,375
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Stock issued to settle debt and interest	$78,617	$-
Stock issued for prepaid expenses	234,568	-

The accompanying notes are an integral part of these financial statements.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2011 and 2010

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. The Company’s cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company seldom maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $-0- of cash balances in excess of federally insured limits at September 30, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash is comprised of cash on hand or on deposit in banks. The Company considers highly liquid investments with original maturities to the Company of three months or less to be cash equivalents.    The Company had cash of $36,933 and $170,177 as of September 30, 2011 and 2010 respectively.

Inventory

Inventory is recorded at the lower of cost or market (net realizable value) using the first-in, first-out (FIFO) method. The inventory on hand as of September 30, 2011 and 2010 consists of collectibles and memorabilia recorded at a cost of $52,964 and $68,700, respectively.  This inventory is listed and described on the Company's web site where it is available for sale.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line methods over the useful lives of the related assets.  Expenditures for maintenance and repairs are charged to expense as incurred.  The Company currently leases two servers under an operating lease.  The Company pays $400 on a month-to-month basis.

Life
Equipment	3-7 Years
Building Improvements	5 Years
Building	39 Years

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

FASB ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under FASB ASC 820-10-55 must maximize the use of observable inputs and minimize the use of unobservable inputs.  In accordance with ASC 820, the carrying value of cash and cash equivalents and accounts payable approximates fair value due to the short-term maturity of these instruments.  The standard also describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The carrying amounts reported in the balance sheets for cash, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments.

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

Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent from other groups of assets. The evaluation of long-lived assets requires the Company to use estimates of future cash flows. However, actual cash flows may differ from the estimated future cash flows used in these impairment tests. As of September 30, 2011, management does not believe any of the Company’s assets were impaired.

Revenue Recognition

The Company applies the provisions of FASB ASC 605, "Revenue Recognition in Financial Statements" and SEC Staff Accounting Bulletin (SAB) Number 104, “Revenue Recognition,”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Revenue on memorabilia sales is recognized as products are delivered to the customer or retailer. The Company records accounts receivable for sales which have been delivered but for which money has not been collected.  As most sales are internet based sales or cash sales at the retail store where payment is collected at the time of sales, the balance uncollected as of September 30, 2011 and 2010 was $-0-.

The Company established and published a policy which allows customers to return most purchased items within 15 days of order for a full refund.  All returns or exchanges must be accompanied by an original invoice or sales receipt.  The Company will pay for return shipping costs if the return is a result of Company error.  As of September 30, 2011 and 2010, the Company had return transactions totaling $-0- and $220 within the 15 day return period. No allowance for returns has been recorded as of September 30, 2011 and 2010.

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

The tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained if the position were to be challenged by a taxing authority. The Company has examined the tax positions taken in its tax returns and determined that there are no uncertain tax positions. As a result, the Company has recorded no uncertain tax liabilities in its balance sheet.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended September 30, 2011, and 2010, the Company did not recognize any interest or penalties in its statement of operations, nor did it have any interest or penalties accrued in its balance sheet at September 30, 2011, and 2010, relating to unrecognized benefits.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Earnings (Loss) Per Common Share

Basic (loss) per common share is based on the net loss divided by weighted average number of common shares outstanding.

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has a loss for the years ended September 30, 2011 and 2010 the potentially dilutive shares are anti-dilutive and are thus not added into the earnings per share calculation.

As of the years ended September 30, 2011 and 2010 there were 2,566,000 and 2,655,000 potentially dilutive shares resulting from the issuances of warrants and the granting of options.  As of the years ended September 30, 2011 and 2010 there were 9,615,385 and 3,483,542 potentially dilutive shares resulting from preferred stock.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the year ended September 30, 2011 the Company realized a net loss of $454,668 and has incurred an accumulated deficit of $3,352,815.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2011 and 2010

NOTE 3 – PROPERTY AND EQUIPMENT

The major classes of assets as of September 30 are as follows:

	2011	2010
Display System	$35,349	$19,994
Computer Equipment	17,725	5,355
Equipment	17,634	17,634
Building and Improvements	425,450	425,450
Land	239,117	239,117
Sub Total	735,275	707,550
Accumulated Depreciation	(107,695)	(88,203)
Total	$627,580	$619,347

Depreciation expense was $19,492 and $15,375, for the years ended September 30, 2011 and 2010, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

A summary of Accounts Payable and Accrued Expenses Follows:

	September 30,
	2011	2010
Accounts Payable	$16,262	$16,535
Accrued Expenses	-	4,384
Accrued Interest	-	2,345
Total	$16,262	$23,264

NOTE 5 –RELATED PARTY PAYABLES

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

As of September 30, 2010 the Company had repaid all related party loans in full. Total interest expense on related party loans for the years ended September 30, 2011 and 2010 was $-0- and $10,375, respectively.

NOTE 6 – NOTES PAYABLES

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

On June 4, 2010 the Company signed a $25,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and was due on March 9, 2011.  The note had original conversion rights that allowed the

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2011 and 2010

NOTE 6 – NOTES PAYABLES (CONTINUED)

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

During the year ended September 30, 2011 the above convertible notes, along with accrued interest of $3,619, were converted into 1,125,754 shares of the Company’s common stock in 6 separate tranches.  With the conversion of the note, all of the previously recorded beneficial conversion features have been fully amortized to interest expense.

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of convertible preferred stock with a par value of $0.001 per share.  As of September 30, 2011 there were 250,000 issued and outstanding.

On September 22, 2004, the Company issued 250,000 shares of Series A 4% Preferred Stock having a par value of $0.001 per share, in consideration of gross proceeds of $500,000.  On August 24, 2005 the Company issued 150,000 shares of Series A 4% Preferred Stock having a par value of one mill ($0.001) per share, in consideration of gross proceeds of $300,000 which were converted to 178,571 common shares during the year ended September 30, 2007. The preferred shares are being recorded as a liability, and the dividends are being accounted for as interest expense. The shares have the following rights:

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

•

Redemption:  The Company is permitted to redeem any and all shares of the Series A Preferred Stock at a price of $2.00 per share.  In addition to the redemption price of $2.00, the Company shall issue one warrant to purchase one share of common stock at a price of $1.00 per share, exercisable for a period of five years.

According to the dividend rights, the Company paid dividends of $20,000, which are included in interest expense during the years ended September 30, 2011 and 2010.  No dividends are in arrears as of the balance sheet dates.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2011 and 2010

NOTE 8 – COMMON STOCK

Effective as of July 1, 2010, the Board of Directors of the Company resolved to file a Certificate of Amendment amending the Company’s Articles of Incorporation to increase its authorized common stock from 50,000,000 shares to 2,000,000,000 shares, while retaining the par value of such common stock at $0.001 per share.  As of September 30, 2011 there were 9,097,420 shares issued and outstanding.

On October 2, 2009 the owners of cashless warrants exercised a total of 595,834 shares of common stock for which the Company recognized an expense of $5,958.

On November 16, 2009 the Company entered into a consulting agreement and issued 175,000 shares of common stock valued at $14,875 as part of that contract.  In conjunction with this agreement the Company also issued 500,000 options valued at $38,181.  This agreement was cancelled on May 4, 2010 however all common stock and options had vested and remained outstanding and thus all costs associated with these issuances are reflected in the Company’s statements of operations.

On November 18, 2009 the Company issued 50,000 shares of common stock valued at $5,000 to an employee.

On January 27, 2010 the Company issued 625,000 shares of common stock for cash at $0.04 per share.

On February 16, 2010 the Company issued an additional 75,000 shares, under the terms of the consulting agreement mentioned previously, valued at $6,375. This agreement was cancelled on May 4, 2010 however all options had vested and remained outstanding and thus all costs associated with these issuances are reflected in the Company’s statements of operations.

On June 17, 2010 the Company issued 150,000 shares of common stock valued at $16,500 based on the market price of the shares to a consultant for services performed.  The Company records the stock-based compensation awards issued to non-employees for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

On August 30, 2010, the Company sold 1,250,000 units consisting of one “unregistered” and “restricted” share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at a price of $0.50 per share, exercisable for one year.  Each unit sold for $0.20 for total proceeds of $250,000.

On September 22, 2010, the Company entered into a web design contract wherein the Company agreed to pay $10,000 plus 166,667 shares of its common stock to the redesign and redevelopment of Zaldiva.com.  The shares were valued at $0.30 per share for total web development fees paid in stock of $50,000.

On October 18, 2010 the Company issued 125,000 shares of common stock for cash at $0.20 per share. Attached to each share was an option to purchase an additional share of common stock at $0.50.

On October 11, 2010, the Company issued 250,000 shares of common stock for services performed by a related party. The shares were valued at $55,000 based on the closing price of the stock on the date of issuance.  The capitalized value of the contract will amortize the expense to consulting fees over the 12 month life of the contract. As of September 30, 2011, the Company has amortized $53,343 to professional fees.

In six separate tranches from November 8, 2010 to January 10, 2011 the Company issued a total of 1,125,754 shares of common stock in conversion of a convertible note payable.  Principle and interest totaled $78,617 at the time of conversion.

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2011 and 2010

NOTE 9 – COMMON STOCK WARRANTS AND OPTIONS

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for the grant of these warrants: dividend yield of zero percent; volatility of 273%-282%; risk-free interest rates of 0.29%-0.37% and expected term of one year as determined by the use of the simplified method.

On October 11, 2010 the Company granted 1,000,000 options to a related party consultant for services. The warrants were valued at $179,568 using the Black-Scholes option pricing model.  The capitalized value of the contract will amortize the expense to consulting fees over the 12 month life of the contract. As of September 30, 2011, the Company has amortized $174,156 to professional fees.

On November 10 and December 10, 2010 the Company issued a total of 36,000 warrants (18,000 on each date) to a consultant for services performed.  An expense of $4,819 was recorded during the nine months ended September 30, 2011 for the value of these options.

The following tables summarize the stock warrant and option activity as of and for the years ended September 30, 2011 and 2010

	WARRANTS
	Number of Warrants	Weighted Average Exercise Price	Value if Exercised	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2009	827,500	$0.54	451,250	2.43
Granted	1,250,000	0.50	1,250,000	0.92
Granted	650,000	0.02	6,500	-
Granted	500,000	0.02	5,000	4.13
Exercised	(595,834)	0.02	(11,917)	-
Cancelled	(881,666)	0.54	(480,788)	-
Outstanding at September 30, 2010	1,750,000	$0.17	595,045	1.83
Granted	1,000,000	0.30	300,000	1.03
Granted	125,000	0.32	62,500	0.05
Granted	36,000	0.30	10,800	0.11
Expired	(1,250,000)	0.50	(625,000)	-
Outstanding at September 30, 2011	1,661,000	$0.58	968,345	1.45
Exercisable at September 30, 2011	1,661,000	$0.58	968,345	1.45

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2011 and 2010

NOTE 9 – COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

	OPTIONS
	Date	Number of Options	Weighted Average Exercise Price	Value if Exercised	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2009		905,000	$0.50	452,500	7.56
Granted		-	-	-	-
Exercised		-	-	-	-
Cancelled		-	-	-	-
Outstanding at September 30, 2010		905,000	$0.50	452,500	6.56
Granted		-	-	-	-
Exercised		-	-	-	-
Cancelled		-	-	-	-
Outstanding at September 30, 2011		905,000	$0.50	452,500	5.56
Exercisable at September 30, 2011		905,000	$0.50	452,500	5.56

NOTE 10 – INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended September 30, 2010 and 2009 respectively since the Company incurred net operating losses which have a full valuation allowance through September 30, 2011.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $1,155,899. The total valuation allowance is equal to the total deferred tax asset.  The valuation allowance increased by $140,466 from $855,143 to $995,609 for the year ended September 30, 2011.

The tax effects of significant items comprising the Company's net deferred taxes as of September 30, 2011 and 2010 were as follows:

	Years Ended September 30,
	2011	2010
Deferred Tax Assets
Loss Carryforwards (expire through 2031)	$ 404,565	$ 320,476
Fixed Assets	(4,943)	1,323
Common Stock Warrants	439,477	376,835
Stock Compensation Expense	156,510	156,510
Total Gross Deferred Tax Asset	995,609	855,144
Valuation Allowance	(995,609)	(855,144)
Net Deferred Taxes	-	-
Deferred Tax Liabilities	-	-
	$ -	$ -

ZALDIVA, INC.

Notes to Financial Statements

September 30, 2011 and 2010

NOTE 10 – INCOME TAXES (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 35% to pretax income from continuing operations for the years ended September 30, 2011 and 2010 due to the following:

	2011	2010
Income tax benefit at U. S. federal statutory rates Effect of:	$(159,134)	$(131,239)
Stock, options and warrants issued for services	18,668	58,713
Amortization of beneficial conversion feature	-	13,732
Other permanent differences, net	-	3,213
Change in valuation allowance	140,466	55,581
	$-	$-

The Company has filed income tax returns in the United States and Florida. All tax years prior to 2008 are closed by expiration of the statute of limitations.   The years ended September 30, 2011, 2010, and 2009 are open for examination.

The Company’s deferred tax assets and liabilities were as follows as of September 30, 2011 and 2010:

	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$995,609	$870,345
Valuation allowance	(995,609)	(870,345)
Net deferred tax asset reported	$-	$-

The Company’s net state and federal operating loss carry forwards of approximately $1,155,899 expire in various years beginning in 2012 and carrying forward through 2031.

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

NOTE 12 – SUBSEQUENT EVENTS

On December 2, 2011, which is subsequent to the end of the period that is covered by this Report, the Company’s stockholders approved the Company’s change of domicile from the state of Florida to the state of Nevada.  The change of domicile was effectuated by merging the company into the Company’s wholly owned subsidiary, Zaldiva, Inc., a Nevada corporation (“Zaldiva Nevada”), with every share of the Company’s common and preferred stock automatically being converted into one-half of one corresponding share of Zaldiva Nevada, and with all fractional shares that would otherwise result from such conversion being rounded up to the nearest whole share.  The Company filed Articles of Merger in the States of Florida and Nevada on December 2, 2011. The Company’s

financial statements have been restated to reflect the reverse stock split on a retroactive basis. In accordance with ASC 855, the Company’s management has reviewed all material events through the date of this report and there are no additional material subsequent events to report.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of September 30, 2011, our internal control over financial reporting was not effective, due to lack of adequate controls and the lack of an audit committee.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth fiscal quarter of the fiscal year covered by this Annual Report.

ITEM 9B:  OTHER INFORMATION

None; not applicable.

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

Business Experience

Robert B. Lees.  Mr. Lees, age 64, is a graduate of the U.S. Naval Academy. He served as an Officer in the Marine Corps, both overseas and domestically.  After transferring to the active Reserves, he joined the DuPont Company, where he managed the Southeastern Region.  He took the region from last to first in the acrylic sheet division for sales and service.  He then became part owner and general manager of a wood laminating operation in Orlando, Florida.  Upon the sale of the business, he joined Merrill Lynch in the Private Client Group and became an assistant Vice President.  He has since consulted to a Florida-based investor relations firm, and served as President and Chief Operating Officer of two start-up companies, as well as his current position.

Ms. Leigh is 40 years of age.  She is a 1989 graduate of Washington High School in Phoenix, Arizona.  For the past six years, she has been significantly involved in the Company’s operations, including web site design and maintenance, inventory and shipping, online sales fulfillment and general operations.

John A. Palmer, Jr.  Mr. Palmer is 73 years old.  He is a graduate of the University of Wisconsin, where he received a BS in Mathematics and Physics and an MS in Education and Counseling.  He has continued his education throughout his life and has completed multiple workshops in Electromechanical Automation, Electromechanical Systems, Vacuum Technology, Vacuum and RF Power and Semiconductor Manufacturing Processes.  He was a presenter for Basic Troubleshooting and Electromechanical Devices at the Intel/MATEC Summer Institute, Arizona as well as for the transducers Workshop in Orlando, Florida and the Rockwell automation PLC Workshop in Michigan.  Since 1969, Mr. Palmer has served as a Professor of Electricity, Industrial Electronics, Manufacturing Electronics and Mathematics at the Central Arizona College in Coolidge, Arizona.  In addition, he has been involved in Summer Faculty Internships at Motorola and Intel, both in Phoenix, Arizona.

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

During the past ten years, no director, promoter or control person:

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

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities lawsorFederal commodities laws;

•

was the subject of any order, judgment or decree, not subsequently reverse, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

•

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

•

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Corporate Governance

Nominating Committee

During the annual period ended September 30, 2011, there were no changes in the procedures by which security holders may recommend nominees to Zaldiva’s Board of Directors; and Zaldiva does not presently have a Nominating Committee for members of its Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

Zaldiva does not have an Audit Committee, and it is not required to have an Audit Committee; Zaldiva does not believe that the lack of an Audit Committee will have any adverse effect on its financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Robert B. Lees Chairman, CFO and Former President	9/30/11 9/30/10 9/30/09	0 0 0	0 0 0	0 0 0	0 0 12,353(1)	0 0 0	0 0 0	0 0 0	0 0 0
John A. Palmer, Jr. Secretary and Director	9/30/11 9/30/10 9/30/09	0 0 0	0 0 0	0 0 0	0 0 12,353(1)	0 0 0	0 0 0	0 0 0	0 0 0
Jeremy Van Coller Former COO/ Director	9/30/11 9/30/10 9/30/09	0 0 0	0 0 0	0 0 0	0 0 12,353(1)	0 0 0	0 0 0	0 0 0	0 0 0
Nicole Leigh, President and Director	9/30/11 9/30/10 9/30/09	0 0 0	0 0 0	0 0 0	0 0 61,764(2)	0 0 0	0 0 0	0 0 0	0 0 0

(1)  During the third quarter of our 2009 fiscal year, the Company granted to each of these persons the option to purchase 50,000 shares of its common stock at an exercise price of $0.25 per share, exercisable for a period of eight years.

(2)  During the third quarter of our 2009 fiscal year, the Company granted to Ms. Leigh an option to purchase 250,000 shares of its common stock at an exercise price of $0.25 per share, exercisable for a period of eight years.

Except as indicated above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Zaldiva's management during the fiscal years indicated above.  Further, no member of management has been granted any option or stock appreciation rights except as indicated above; accordingly, no tables relating to such items have been included within this Item.

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

None; not applicable.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who are principal shareholders of the Company’s common stock as of the date of this Report:

Name and Address of

Stockholder                                                   Common Stock         Percentage

Summit Group of Companies, LLC                 1,678,571                      18.45%

3100 N.E. 48th Street, #105

Ft. Lauderdale, FL  33308

Jeffrey A. Olweean                                        8,875,923(1)                  50.66%(1)

3850 Galt Ocean Dr., #706

Ft. Lauderdale, FL  33308

The Human Cash Register, Inc.                        552,250                        6.01%

2805 E. Oakland Park Blvd., #376

Ft. Lauderdale, FL  33306

Nicole Leigh                                                     1,993,022(2)                 18.47%(2)

331 East Commercial Boulevard

Ft. Lauderdale, FL  33334

Biosystic Systems, Inc.                                    660,484 (3)                7.07% (3)

2805 E. Oakland Park Blvd., #376

Ft. Lauderdale, FL  33306

(1)  This figure includes: (i) 8,173,077 shares of common stock that are issuable upon conversion of 212,500 shares of the Company’s Series A 4% Convertible Preferred Stock, based upon the recent closing bid prices of the Company’s common stock on the OTC Bulletin Board; and (ii) 250,000 shares of common stock that may be issued upon exercise of options having an exercise price of $0.50, and which may currently be deemed to be “out-of-the-money.”

(2)  This figure includes:  (i) 1,442,308 shares of common stock that are issuable upon conversion of 37,500 shares of the Company’s Series A 4% Convertible Preferred Stock, based upon the recent closing bid prices of the Company’s common stock on the OTC Bulletin Board; and (ii) 250,000 shares of common stock that may be issued upon exercise of options having an exercise price of $0.50, and which may currently be deemed to be “out-of-the-money.”

(3)  This figure includes 250,000 shares of common stock that may be issued upon exercise of options having an exercise price of $0.50, and which may currently be deemed to be “out-of-the-money.”

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of the date of this Report:

Name and Title                                              Common Stock         Percentage

Nicole Leigh                                                    1,993,022(1)                 18.47%(1)

331 East Commercial Boulevard

Ft. Lauderdale, FL  33334

Robert B. Lees                                                    300,000(2)                   3.23%(2)

331 East Commercial Boulevard

Ft. Lauderdale, FL  33334

John A. Palmer, Jr.                                              303,500(2)                  3.86%(2)

331 East Commercial Boulevard

Ft. Lauderdale, FL  33334

(1)  This figure includes:  (i) 1,442,308 shares of common stock that are issuable upon conversion of 37,500 shares of the Company’s Series A 4% Convertible Preferred Stock, based upon the recent closing bid prices of the Company’s common stock on the OTC Bulletin Board; and (ii) 250,000 shares of common stock that may be issued upon exercise of options having an exercise price of $0.50, and which may currently be deemed to be “out-of-the-money.”

(2)  This figure includes 50,000 shares of common stock that may be issued upon exercise of options having an exercise price of $0.50, and which may currently be deemed to be “out-of-the-money.”

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of Zaldiva.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	905,000	$0.50	95,000
Total	905,000	$0.50	95,000

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as indicated below, there were no material transactions, or series of similar transactions, during the Company’s last two completed fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.  On August 26, 2011, the Company loaned $10,000 to Robert B. Lees, who is the Company’s Chief Financial Officer and a director.  Mr. Lees repaid the $10,000 principal amount of the loan on September 25, 2011, together with interest of $100.  On November 11, 2011, which is subsequent to the end of the period covered by this Report, the Company loaned $7,000 to Mr. Lees.  Mr. Lees repaid the $7,000 principal amount on the loan on December 20, 2011, together with $70 in interest.

Promoters and Certain Control Persons

Except as indicated under the heading “Transactions with Related Persons” above, there have been no transactions since the beginning of our last fiscal year, or any currently proposed transaction in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last three completed fiscal years.

Parents of the Smaller Reporting Company

Zaldiva has no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended September 30, 2011, and 2010:

Fee category	2011	2010

Audit fees	$29,698	$31,684
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$29.698	$31,684

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not established an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements and financial statement schedules for the year ended September 30, 2011, contained in Item 8 above which are incorporated herein by this reference.

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

ZALDIVA, INC.

Date:	January 11, 2012	By:	/s/Nicole Leigh
Nicole Leigh
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ZALDIVA, INC.

Date:	January 11, 2012	By:	/s/Nicole Leigh
Nicole Leigh
President and Director

Date:	January 11, 2012	By:	/s/Robert B. Lees
Robert B. Lees
Chief Financial Officer and Director

Date:	January 11, 2012	By:	/s/John A. Palmer, Jr.
John A. Palmer, Jr.
Secretary and Director