Form 10-Q
period 2011-12-31
ZALDIVA INC
filed 2012-02-14
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

February 9, 2012 - Common – 9,097,420

February 9, 2012 - Preferred – 500,000

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

ZALDIVA, INC.

Condensed Balance Sheets

ASSETS

	December 31, 2011	September 30, 2011
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$ 18,239	$ 36,933
Prepaid expenses	-	7,069
Inventories	46,684	52,964

Total Current Assets	64,923	96,966

PROPERTY & EQUIPMENT, Net	622,716	627,580

TOTAL ASSETS	$ 687,639	$ 724,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 19,304	$ 16,262
Convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 500,000 shares issued and outstanding	588,235	588,235

Total Current Liabilities	607,539	604,497

STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value, 2,000,000,000 shares authorized, 9,097,420 shares issued and outstanding	9,097	9,097
Additional paid-in capital	3,463,767	3,463,767
Accumulated deficit	(3,392,764)	(3,352,815)

Total Stockholders’ Equity	80,100	120,049
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 687,639	$ 724,546

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31,
	2011	2010

REVENUES	$49,076	$55,056
COST OF SALES	25,392	27,401
GROSS PROFIT	23,684	27,655

OPERATING EXPENSES

General and administrative expenses	34,376	77,512
Professional fees	19,471	102,802
Depreciation expense	4,865	4,413

Total Operating Expenses	58,712	184,727

OPERATING LOSS	(35,028)	(157,072)

OTHER INCOME (EXPENSE)

Interest income	79	302
Interest expense	(5,000)	(36,762)

Total Other Income (Expense)	(4,921)	(36,460)

LOSS BEFORE INCOME TAXES	(39,949)	(193,532)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(39,949)	$(193,532)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	9,097,420	8,110,012

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(39,949)	$(193,532)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	4,864	4,412
Common stock issued for services	-	12,206
Fair value of warrant and options	,7,069	44,630
Amortization of beneficial conversion feature	-	30,547
Changes in operating assets and liabilities
Inventory	6,280	709
Deposits	-	16,786
Current liabilities	3,042	20,372

Net Cash Used in Operating Activities	(18,694)	(63,870)

INVESTING ACTIVITIES

Purchase of property and equipment	-	(15,620)

Net Cash Used in Investing Activities	-	(15,620)

FINANCING ACTIVITIES

Common stock issued for cash	-	25,000

Net Cash Provided by Financing Activities	-	25,000

NET DECREASE IN CASH	(18,694)	(54,490)
CASH AT BEGINNING OF PERIOD	36,933	170,177

CASH AT END OF PERIOD	$18,239	$115,687

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$5,000	$5,000
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Stock issued to settle debt and interest	$-	$52,000
Stock issued for prepaid expenses	-	234,396

The accompanying condensed notes are an integral part of these interim financial statements.

ZALDIVA, INC.

Notes to the Condensed Financial Statements

December 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 audited financial statements.  The results of operations for the period ended December 31, 2011 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the three months ended December 31, 2011 the Company realized a net loss of $39,949 and has incurred an accumulated deficit of $3,392,764.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ZALDIVA, INC.

Notes to the Condensed Financial Statements

December 31, 2011

NOTE 4 – COMMON STOCK

The Company is authorized to issue 2,000,000,000 shares of its common stock at a par value of $0.001 per share.  As of December 31, 2011 there were 9,097,420 shares issued and outstanding.

NOTE 5 – WARRANTS

The following tables summarize the stock warrant and option activity as of and for the period ended December 31, 2011:

	WARRANTS
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2011	1,661,000	$0.23	1.45
Expired	(125,000)	0.50	-
Expired	(36,000)	0.30	-
Outstanding at December 31, 2011	1,500,000	$0.20	0.82
Exercisable at December 31, 2011	1,500,000	$0.20	0.82

An expense of $7,069 was recorded during the three months ended December 31, 2011, for the value of warrants.

NOTE 6 – SIGNIFICANT EVENTS

On December 2, 2011, the Company’s stockholders approved the Company’s change of domicile from the state of Florida to the state of Nevada.  The change of domicile was effectuated by merging the company into the Company’s wholly-owned subsidiary, Zaldiva, Inc., a Nevada corporation (“Zaldiva Nevada”), with every share of the Company’s common and preferred stock automatically being converted into one-half of one corresponding share of Zaldiva Nevada, and with all fractional shares that would otherwise result from such conversion being rounded up to the nearest whole share.  The Company filed Articles of Merger in the States of Florida and Nevada on December 2, 2011. Upon effectiveness of the merger, Zaldiva Florida ceased its existence.  The Company’s financial statements have been retroactively restated to reflect the reverse stock-split.

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

Results of Operation

For The Three Months Ended December 31, 2011 Compared to The Three Months Ended December 31, 2010.

During the quarterly period ended December 31, 2011, we recognized total revenues of $49,076, a decrease of approximately 11% from our total revenues of $55,056 in the quarterly period ended December 31, 2010.  We attribute this decrease to continued weakness in the retail collectibles market.  Our products are discretionary purchases, which tend to decline in uncertain economic times.  Cost of goods sold during quarterly periods ended December 31, 2011, and 2010 were $25,392 and $27,401, respectively, or approximately 52% and 50% of sales in these periods.

Our operating expenses decreased to $58,712 during the quarterly period ended December 31, 2011, from $184,727 in the year-ago period.  The decrease is due to significantly lower general and administrative expenses and lower professional fees. In 2010 many of our transactions with professional consultants were one-time events and share based compensation and other equity non-cash items.  We have reduced these expenses by $80,314 in 2011 as compared to 2010. These figures were $34,376 and $19,471, respectively, in the December 31, 2011 quarter, and represent decreases of approximately 56% and 81%, respectively, from the year-ago figures of $77,512 and $102,802.

For the three months ended December 31, 2011, our net loss was $39,949, or $0.01 per share, as compared to a net loss of $193,532, or $0.02 per share, during the December 31, 2010 period.  Our decreasing net loss was largely attributable to the above-referenced sharp declines in general and operating expenses and non cash expenses.  We believe many of these expense reductions are sustainable and are working to add new and more profitable lines of business.

Liquidity

The Company had cash on hand of $18,239 at December 31, 2011.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2012 fiscal year.  We will have to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the required funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

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

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the quarterly period ended December 31, 2011, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

ZALDIVA, INC.

Date:	February 14, 2012	By:	/s/Nicole Leigh
Nicole Leigh, President and Director

Date:	February 14, 2012	By:	/s/Robert B. Lees
Robert B. Lees, CFO, and Director

Date:	February 14, 2012	By:	/s/John A. Palmer, Jr.
John A. Palmer, Jr., Secretary and Director