Form 10-Q
period 2012-03-31
FONU2 Inc.
filed 2012-05-21
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 000-49652

FONU2 Inc.

(Exact name of registrant as specified in its charter)

Nevada	65-0773383
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

331 East Commercial Blvd.

Ft. Lauderdale, Florida 33334

 (Address of principal executive offices)

(954) 938-4133

 (Registrant’s telephone number, including area code)

Zaldiva, Inc.

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

May 17, 2012 - Common – 66,368,945

May 17, 2012 - Preferred –175,000

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

FONU2 INC.

(formerly Zaldiva, Inc.)

Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,570	$36,933
Prepaid expenses	420,000	7,069
Inventories	18,044	52,964

Total Current Assets	452,614	96,966

PROPERTY & EQUIPMENT, Net	625,490	627,580

OTHER ASSETS

In process research and development (see Note 6)	2,000,000	-
Goodwill (see Note 6)	3,401,224	-
Security deposits	2,285	-

TOTAL ASSETS	$6,481,613	$724,546

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$15,645	$16,262
Convertible notes payable, net	107,143	-
Notes payable	20,000	-
Convertible preferred stock; $0.001 par value,
20,000,000 shares authorized, 250,000 shares
issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	731,023	604,497

STOCKHOLDERS' EQUITY

Common stock; $0.001 par value, 2,000,000,000
shares authorized, 65,386,182 and 9,097,420 shares
issued and outstanding, respectively	65,386	9,097
Additional paid-in capital	9,299,104	3,463,767
Accumulated deficit	(3,613,900)	(3,352,815)

Total Stockholders' Equity	5,750,590	120,049
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$6,481,613	$724,546

The accompanying condensed notes are an integral part of these interim financial statements.

FONU2 INC.

(formerly Zaldiva, Inc.)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

REVENUES	$56,869	$51,369	$105,945	$106,425
COST OF SALES	48,775	13,251	74,167	40,652
GROSS PROFIT	8,094	38,118	31,778	65,773

OPERATING EXPENSES

General and administrative expenses	161,755	39,770	196,131	117,282
Professional fees	47,106	68,386	66,577	171,188
Depreciation expense	4,573	4,717	9,438	9,130

Total Operating Expenses	213,434	112,873	272,146	297,600

OPERATING LOSS	(205,340)	(74,755)	(240,368)	(231,827)

OTHER INCOME (EXPENSE)

Interest income	4	184	83	486
Interest expense	(5,000)	(11,282)	(10,000)	(48,044)
Loss on settlement of debt	(10,800)	-	(10,800)	-

Total Other Income (Expense)	(15,796)	(11,098)	(20,717)	(47,558)

LOSS BEFORE INCOME TAXES	(221,136)	(85,853)	(261,085)	(279,385)
PROVISION FOR INCOME TAXES	-		-	-

NET LOSS	$(221,136)	$(85,853)	$(261,085)	$(279,385)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	10,463,833	9,052,221	9,784,360	8,575,939

The accompanying condensed notes are an integral part of these interim financial statements.

FONU2 INC.

(formerly Zaldiva, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(261,085)	$(279,385)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	9,438	9,129
Common stock issued for services	150,500	25,767
Fair value of warrant and options	7,069	88,910
Amortization of beneficial conversion feature	-	36,774
Changes in operating assets and liabilities
Inventory	34,920	(6,347)
Deposits	-	22,185
Other current liabilities	(617)	10,762

Net Cash Used in Operating Activities	(59,775)	(92,205)

INVESTING ACTIVITIES

Purchase of property and equipment	-	(21,298)

Net Cash Used in Investing Activities	-	(21,298)

FINANCING ACTIVITIES

Common stock issued for cash	-	25,000

Net Cash Provided by Financing Activities	-	25,000

NET (DECREASE) IN CASH	(59,775)	(88,503)
CASH ACQUIRED FROM CYGNUS (See Note 6)	37,412	-
CASH AT BEGINNING OF PERIOD	36,933	170,177

CASH AT END OF PERIOD	$14,570	$81,674

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$10,000	$10,000
Income Taxes	-	-

NON CASH FINANCING ACTIVITIES:
Stock issued to settle debt and interest	$-	$78,615
Stock issued for prepaid expenses	400,000	234,568

The Company issued common stock with a preliminary estimated value of $5,341,126 in connection with the Cygnus acquisition.  See Note 6.

The accompanying condensed notes are an integral part of these interim financial statements.

FONU2 INC.

(formerly Zaldiva, Inc.)

Notes to the Condensed Financial Statements

March 31, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the six months ended March 31, 2012 the Company realized a net loss of $261,085 and has incurred an accumulated deficit of $3,613,900.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

FONU2 INC.

(formerly Zaldiva, Inc.)

Notes to the Condensed Financial Statements

March 31, 2012

NOTE 4 – CONVERTIBLE NOTES PAYABLE

In the acquisition of Cygnus Internet, Inc. the Company assumed $75,000 of convertible notes payable. The notes payable accrue interest at 10% per annum. The shares are convertible to shares of the Company’s common stock at a discount equal to 30% of the trading price of the Company’s common stock. However, the shares may not be converted at a price lower than $0.10 per share or higher than $0.50 per share.  Consequently, the liability has been recorded at $107,143 on the balance sheet.  See Note 6 regarding the purchase price allocation.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 2,000,000,000 shares of its common stock at a par value of $0.001 per share.  As of March 31, 2012 there were 65,386,182 shares issued and outstanding.

On January 12, 2012, the Company issued 62,500 shares to a consultant for services.  The shares were valued at $0.08 per share for a total of $5,000.

On February 8, 2012, the Company issued 125,000 shares to a consultant for services.  The shares were valued at $0.08 per share for a total of $10,000.

On March 6, 2012 the Company issued 90,000 shares of common stock to an unrelated third-party vendor in order to satisfy an outstanding debt.  The shares were valued at the market price on the date of issuance of $0.20 per share, for a total of $18,000.  As the aggregate market value of the shares issued exceeded the amount of the satisfied debt, the Company recorded a loss on settlement of debt in the amount of $10,800 relative to this transaction.

On March 29, 2012, pursuant to the closing of its Agreement and Plan of Reorganization (the “Agreement”) with Cygnus Internet, Inc. the Company consummated several employment and consulting agreements, for which common stock was issued as partial consideration.  Each of the agreements has a one-year term.  A total of 2,600,000 shares were issued pursuant to these agreements.  The shares were valued at the market price of $0.20 per share. $120,000 was expensed immediately for the employment agreements as the shares were fully vested.  The Company has recorded prepaid expenses in the amount of $400,000 pursuant to the consummation of the independent contractor agreements and will be expensed over the term of the agreement.

NOTE 6 – ACQUISITION

Acquisition of Cygnus Internet, Inc.  On March 29, 2012, the Company; Cygnus Internet, Inc., a Florida corporation (“Cygnus”); and Jeffrey Pollitt, who is the beneficial owner of approximately 37% of Cygnus’ outstanding shares, executed an Agreement and Plan of Reorganization (the “Agreement”) by which the Company acquired all of the material assets of Cygnus (the “Assets”) used directly or indirectly in the operation of Cygnus’ business, including but not limited to Cygnus’ operations that are currently conducted under the names “FONU2,” “FONUS.COM,” “CANDYFONE” and “CANDYFONE.COM,” together with all intellectual property, computer hardware and software associated with such business (the “FONU2 Business”).  Following the completion of the asset acquisition (the “Acquisition”), the Company is continuing the operation of the FONU2 Business.

The Company issued to the Cygnus common stockholders, on a pro rata basis, a total of 53,411,262 “unregistered” and “restricted” shares of its common stock (the “Acquisition Shares”) in exchange for the conveyance of all of the Assets to the Company.  The transaction is being accounted for as a business combination in accordance with ASC 805 “Business Combination.”  For provisional purchase price determination, the shares were valued at $0.10 per share, for an aggregate purchase price of $5,341,126.  The preliminary fair value of these shares has been determined considering the restrictions, resulting in a discount of 50% from the closing share price. The purchase price is being allocated to tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values at the date of the acquisition (March 29, 2012). The excess of the purchase price over the fair value of net assets acquired is being allocated to goodwill.

The preliminary fair values assigned are based on reasonable methods applicable to the nature of the assets acquired and liabilities assumed.  The following summarizes the preliminary estimated fair values of the net assets acquired:

FONU2 INC.

(formerly Zaldiva, Inc.)

Notes to the Condensed Financial Statements

March 31, 2012

Cash	$37,412
Prepaid expenses	20,000
Other current assets	2,285
Property, plant, and equipment, net	7,348
In process research and development	2,000,000
Goodwill	3,401,224
Notes payable	(20,000)
Convertible notes payable, net	(107,143)

Total	$5,341,126

Due to the magnitude of the transaction wherein the Company acquired Cygnus and the fact that significant information to be obtained and analyzed is preliminary in nature, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine fair values, but in no case to exceed more than one year from the date of acquisition.  As of March 31, 2012 the fair values of the net assets are preliminary as the Company continues to accumulate and analyze information necessary to finalize the fair values.  Due to the preliminary nature of these estimates, the fair values identified above could increase or decrease significantly.

NOTE 7 – WARRANTS

The following tables summarize the stock warrant and option activity as of and for the period ended March 31, 2012:

	WARRANTS
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2011	1,661,000	$0.23	1.45
Expired	(125,000)	0.50	-
Expired	(36,000)	0.30	-
Outstanding at March 31, 2012	1,500,000	$0.20	0.57
Exercisable at March 31, 2012	1,500,000	$0.20	0.57

An expense of $7,069 was recorded during the six months ended March 31, 2012, for the value of warrants.

NOTE 8 – SIGNIFICANT EVENTS

Change of Domicile - On December 2, 2011, the Company’s stockholders approved the Company’s change of domicile from the state of Florida to the state of Nevada.  The change of domicile was effectuated by merging the company into the Company’s wholly-owned subsidiary, Zaldiva, Inc., a Nevada corporation (“Zaldiva Nevada”), with every share of the Company’s common and preferred stock automatically being converted into one-half of one corresponding share of Zaldiva Nevada, and with all fractional shares that would otherwise result from such conversion being rounded up to the nearest whole share.  The Company filed Articles of Merger in the States of Florida and Nevada on December 2, 2011. The Company’s financial statements have been retroactively restated to reflect the reverse stock-split.

FONU2 INC.

(formerly Zaldiva, Inc.)

Notes to the Condensed Financial Statements

March 31, 2012

NOTE 8 – SIGNIFICANT EVENTS (Continued)

Executive Employment and Independent Contractor Agreements - On March 29, 2012, in connection with the closing of its Agreement and Plan of Reorganization with Cygnus Internet, Inc., a Florida corporation (“Cygnus”), and Jeffrey M. Pollitt, who is Cygnus’ Chief Executive Officer and the holder of approximately 37% of Cygnus’ outstanding shares of common stock, Zaldiva, Inc., a Nevada corporation (the “Company”), executed the following agreements:

An Executive Employment Agreement with the Company’s new Chief Executive Officer, Jeffrey M. Pollitt.  This Agreement is for a one-year term with automatic one-year renewals unless either party gives 60 days’ written notice of non-renewal.  Mr. Pollitt’s Executive Employment Agreement provides for an annual salary of $120,000 and contains standard non-competition, non-solicitation and non-disclosure covenants.

An Executive Employment Agreement with Robert B. Lees, the Company’s Chief Financial Officer.  This Agreement is for a one-year term with automatic one-year renewals unless either party gives 60 days’ written notice of non-renewal.  Mr. Lees’ Executive Employment Agreement provides for an annual salary of $36,400.  In addition, Mr. Lees has been issued 300,000 “unregistered” and “restricted” shares of the Company’s common stock upon execution of his Executive Employment Agreement, and he will be entitled to receive an additional 12,500 “unregistered” and “restricted” shares of the Company’ common stock every month during the term thereof.  Mr. Lees’ Executive Employment Agreement also contains standard non-competition, non-solicitation and non-disclosure covenants.

An Executive Employment Agreement with Nicole Leigh, the Company’s Chief Marketing Officer.  This Agreement is for a one-year term with automatic one-year renewals unless either party gives 60 days’ written notice of non-renewal.  Ms. Leigh’s Executive Employment Agreement provides for a salary of $700 per week.  In addition, Ms. Leigh has been issued 300,000 “unregistered” and “restricted” shares of the Company’s common stock upon execution of her Executive Employment Agreement, and she will be entitled to receive an additional 12,500 “unregistered” and “restricted” shares of the Company’ common stock every month during the term thereof.  Ms. Leigh’s Executive Employment Agreement also contains standard non-competition, non-solicitation and non-disclosure covenants.

An Executive Employment Agreement with Mark Simpson, the Company’s new Corporate Operating Officer.  This Agreement is for a one-year term with automatic one-year renewals unless either party gives 60 days’ written notice of non-renewal.  Mr. Simpson’s Executive Employment Agreement provides for an annual salary of $120,000 and contains standard non-competition, non-solicitation and non-disclosure covenants.

An Independent Contractor Agreement with William Lavenia, by which Mr. Lavenia will work together with the Company’s Board of Directors to enhance the value of the Company as a going concern, to develop business opportunities for the Company, and to make introductions to individuals and corporations.  This Agreement is for a one-year term with automatic one-year renewals unless either party gives 60 days’ written notice of non-renewal.  Mr. Lavenia’s Independent Contractor Agreement provides for an annual consulting fee of $120,000 and provides for reimbursement of reasonable out-of-pocket expenses incurred by Mr. Lavenia in connection with his services to the Company

An Independent Contractor Agreement with Jeff Olweean, by which Mr. Olweean will work together with the Company’s Board of Directors to enhance the value of the Company as a going concern, to develop business opportunities for the Company, and to make introductions to individuals and corporations.  This Agreement is for a one-year term with automatic one-year renewals unless either party gives 60 days’ written notice of non-renewal.

FONU2 INC.

(formerly Zaldiva, Inc.)

Notes to the Condensed Financial Statements

March 31, 2012

Mr. Olweean’s Independent Contractor Agreement provides for an annual consulting fee of $48,000.  In addition, Mr. Olweean has been issued 2,000,000 “unregistered” and “restricted” shares of the Company’s common stock upon execution of his Independent Contractor Agreement, and will also receive 150,000 “unregistered” and “restricted” shares of the Company’s common stock on the last day of every month during the term of the Agreement.  Mr. Olweean will also be reimbursed for reasonable out-of-pocket expenses that he incurs in connection with his services to the Company.

NOTE 9 – SUBSEQUENT EVENTS

On May 1, 2012, the Company signed a $20,000 promissory note with a third party.  The note bears interest at 10% per annum and is payable upon demand.  As additional consideration for the note, the Company agreed to issue 25,000 shares of its common stock.

On May 4, 2012, the Company issued:  (i) to Jeff Olweean 150,000 “unregistered” and “restricted” shares of common stock pursuant to the terms of his Independent Contractor Agreement; (ii) to Robert B. Lees 25,000 “unregistered” and “restricted” shares pursuant to the terms of his Executive Employment Agreement; and (iii) to Nicole Leigh 25,000 “unregistered” and “restricted” shares pursuant to the terms of her Executive Employment Agreement.

On May 14, 2012, the Company issued 747,757 shares of common stock to Jeff Olweean upon conversion of 75,000 shares of preferred stock.

On May 9, 2012, the Company accepted the subscription of one investor for 40,000 units, with each unit consisting of one “unregistered” and “restricted” share of common stock and one warrant to purchase an additional share of common stock at a price of $0.50 per share, exercisable for one year.

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

Results of Operation

For The Three Months Ended March 31, 2012 Compared to The Three Months Ended March 31, 2011.

During the quarterly period ended March 31, 2012, we recognized total revenues of $56,869, an slight increase from our total revenues of $51,369 in the quarterly period ended March 31, 2011.  Cost of goods sold during quarterly periods ended March 31, 2012, and 2011 were $48,775 and $13,251, respectively, or approximately 86% and 26% of sales in these periods.

Our operating expenses increased to $213,434 during the quarterly period ended March 31, 2012, from $112,873 in the year-ago period.  The increase is due to significantly higher general and administrative expenses.  These amounts were $161,755 and $39,770, respectively, in the March 31, 2012 and 2011 quarters.  We had reduced professional fees of $47,106 in the March 31, 2012 quarter, down from $68,386 in the prior year period.

For the three months ended March 31, 2012, our net loss was $221,136, or $0.02 per share, as compared to a net loss of $85,853, or $0.01 per share, during the March 31, 2011 period.  Our increasing net loss was largely attributable to the above-referenced increases in general and operating expenses and increased cost of sales.

For The Six Months Ended March 31, 2012 Compared to The Six Months Ended March 31, 2011.

During the six months ended March 31, 2012, we recognized total revenues of $105,945, a slight decrease from our total revenues of $106,425 in the six months ended March 31, 2011.  Cost of goods sold during the six months ended March 31, 2012, and 2011 were $74,167 and $40,652, respectively, or approximately 70% and 38% of sales in these periods.

Our operating expenses decreased to $272,146 during the six months ended March 31, 2012, from $297,600 in the year-ago period.  The decrease is due to significantly lower professional fees.  In 2011 many of our transactions with professional consultants were one-time events and share based compensation and other equity non-cash items.  We have reduced these expenses by $104,611 in 2012 as compared to 2011. These figures were $66,577 and $171,188, in the six months ended March 31, 2012 and the six months ended March 31, 2011, respectively.

For the six months ended March 31, 2012, our net loss was $261,085, or $0.03 per share, as compared to a net loss of $279,385, or $0.03 per share, during the six months ended March 31, 2011 period.  Our decreasing net loss was largely attributable to the above-referenced declines in professional fees.

Liquidity

The Company had cash on hand of $14,570 at March 31, 2012.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2012 fiscal year.  We will have to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the required funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 12, 2012, the Company issued a total of 62,500 “unregistered” and “restricted” shares of its common stock to Branden T. Burningham, Esq., and Leonard W. Burningham, Esq. for services.  The shares were valued at $0.08 per share for a total of $5,000.

On February 8, 2012, the Company issued a total of 125,000 “unregistered” and “restricted” shares of its common stock to Messrs. Burningham and Burningham in consideration of services valued at $0.08 for a total of $10,000.

On March 6, 2012 the Company issued 90,000 shares of common stock to an unrelated third party vendor in order to satisfy an outstanding debt.  The shares were valued at the market price on the date of issuance of $0.20 per share, for a total of $18,000.  As the aggregate market value of the shares issued exceeded the amount of the satisfied debt, the Company recorded a loss on settlement of debt in the amount of $10,800 relative to this transaction.

On March 29, 2012, pursuant to the closing of its Agreement and Plan of Reorganization (the “Agreement”) with Cygnus Internet, Inc. the Company became obligated to issue a total of 53,411,262 “unregistered” and “restricted” shares of its common stock to the stockholders of Cygnus Internet.  The Company intends to issue such shares in the third quarter of its current fiscal year, once it has determined that the issuance of such shares will be in compliance with Rule 506 of the Securities and Exchange Commission, including the determination that there will be no more than 35 non-accredited recipients of such shares.  Also on March 29, 2012, the Company consummated several employment and consulting agreements, for which common stock was issued as partial consideration.  Each of the agreements has a one-year term.  A total of 2,600,000 shares were issued pursuant to these agreements.  The shares were valued at the market price of $0.20 per share.  $120,000 was expensed immediately for the employment agreements as the shares were fully vested.  The Company has recorded prepaid expenses in the amount of $400,000 pursuant to the consummation of the independent contractor agreements and will be expensed over the term of the agreement.  The execution of these agreements was disclosed in the Company’s Current Report on Form 8-K dated March 29, 2012, which was filed with the Securities and Exchange Commission on the same date, and which is incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the quarterly period ended March 31, 2012, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.  Exhibits.

(i)

Where incorporated in this Report

Current Report on Form 8-K dated March 29, 2012

Part II, Item 2

Exhibit No.                          Identification of Exhibit

31.1 31.2 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Jeffrey M. Pollitt, President and Director.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Robert B. Lees, Chief Financial Officer and Director.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Jeffrey M. Pollitt, President and Robert B. Lees, Chief Financial Officer.

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

ZALDIVA, INC.

Date:	May 18, 2012	By:	/s/Jeffrey M. Pollitt
Jeffrey Pollitt, President, CEO and Director

Date:	May 18, 2012	By:	/s/Robert B. Lee
Robert B. Lees, CFO, and Director

Date:	May 18, 2012	By:	/s/ Nicole Leigh
Nicole Leigh, Director