Form 10-Q
period 2012-06-30
FONU2 Inc.
filed 2012-08-22
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [  ] No [X]*

*  The registrant is currently working to obtain the audited financial statements of Cygnus Internet, Inc., that are required to be filed with its amended Current Report on Form 8-K dated March 29, 2012.

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

August 20, 2012 - Common – 66,451,182

August 20, 2012 - Preferred –0

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

FONU2 INC. (formerly Zaldiva, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2012	September 30, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,552	$36,933
Prepaid expenses	333,774	7,069
Inventories	13,671	52,964

Total Current Assets	353,997	96,966

PROPERTY & EQUIPMENT, Net	621,053	627,580

OTHER ASSETS

In process research and development	2,000,000	-
Goodwill	3,401,224	-
Security deposits	2,285	-
Total Other Assets	5,403,509	-

TOTAL ASSETS	$6,378,559	$724,546

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable and accrued expenses	$46,159	$16,262
Notes payable	51,727	-
Convertible notes payable, net	107,143	-
Derivative liability	74,917	-
Convertible preferred stock; $0.001 par value, 20,000,000 shares authorized, 500,000 shares issued and outstanding, respectively	588,235	588,235

Total Current Liabilities	868,181	604,497

STOCKHOLDERS' EQUITY

Common stock; $0.001 par value, 2,000,000,000 shares authorized, 66,101,182 and 9,097,420 shares issued and outstanding, respectively	66,101	9,097
Additional paid-in capital	9,413,139	3,463,767
Accumulated deficit	(3,968,862)	(3,352,815)

Total Stockholders' Equity	5,510,378	120,049

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,378,559	$724,546

The accompanying condensed notes are an integral part of these interim financial statements.

FONU2 INC. (formerly Zaldiva, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011

REVENUES	$41,403	$51,691	$147,348	$158,116
COST OF SALES	21,530	13,751	95,697	54,403
GROSS PROFIT	19,873	37,940	51,651	103,713

OPERATING EXPENSES

General and administrative expenses	78,815	48,522	274,946	165,804
Professional fees	245,229	36,917	311,806	208,105
Depreciation expense	4,437	5,181	13,875	14,311

Total Operating Expenses	328,481	90,620	600,627	388,220

OPERATING LOSS	(308,608)	(52,680)	(548,976)	(284,507)

OTHER INCOME (EXPENSE)

Interest income	2	124	85	610
Interest expense	(46,356)	(5,000)	(56,356)	(53,044)
Loss on settlement of debt	-	-	(10,800)	-

Total Other Income (Expense)	(46,354)	(4,876)	(67,071)	(52,434)

LOSS BEFORE INCOME TAXES	(354,962)	(57,556)	(616,047)	(336,941)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(354,962)	$(57,556)	$(616,047)	$(336,941)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	65,785,907	18,194,840	28,396,220	17,499,532

The accompanying condensed notes are an integral part of these interim financial statements.

FONU2 INC. (formerly Zaldiva, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
NET LOSS	$(616,047)	$(336,941)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	13,875	14,311
Common stock issued for services	327,976	39,480
Equity instruments issued for interest	60,616	-
Fair value of warrant and options	7,069	133,716
Gain on derivative liability	(17,472)	-
Amortization of beneficial conversion feature	-	36,774
Changes in operating assets and liabilities
Inventory	39,293	(12,262)
Deposits	-	23,214
Accounts payable and accrued expenses	29,897	(6,736)

Net Cash Used in Operating Activities	(154,793)	(108,444)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(27,725)

Net Cash Used in Investing Activities	-	(27,725)

FINANCING ACTIVITIES
Common stock issued for cash	10,000	25,000
Cash received on notes payable	40,000	-
Cash received on convertible notes payable	58,000	-
Repayment of notes payable	(21,000)	-

Net Cash Provided by Financing Activities	87,000	25,000

NET DECREASE IN CASH	(67,793)	(111,169)
CASH ACQUIRED FROM CYGNUS (See Note 7)	37,412	-
CASH AT BEGINNING OF PERIOD	36,933	170,177

CASH AT END OF PERIOD	$6,552	$59,008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$10,000	$15,000
Income Taxes	-	-
NON CASH FINANCING ACTIVITIES:
Stock issued to settle debt and interest	$18,000	78,615
Stock issued for prepaid expenses	415,000	234,568

The Company issued common stock with a preliminary estimated value of $5,341,126 in connection with the Cygnus acquisition.  See Note 7.

The accompanying condensed notes are an integral part of these interim financial statements.

FONU2 INC.

(formerly Zaldiva, Inc.)

Notes to the Condensed Consolidated Financial Statements

June 30, 2012

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the nine months ended June 30, 2012 the Company realized a net loss of $616,047 and has incurred an accumulated deficit of $3,968,862.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Fair Value Measurements

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. exit price), in an orderly transaction between market participants at the measurement date. The Company categorizes its assets and liabilities measured at fair value based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs, as defined by ASC 820-10, are as follows:

FONU2 INC.

(formerly Zaldiva, Inc.)

Notes to the Condensed Consolidated Financial Statements

June 30, 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements (Continued)

•

Level 1 – quoted prices in active markets for identical assets or liabilities.

•

Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

•

Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at June 30, 2012, for liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Derivative liability	$—	$—	$(74,917)	$(74,917)

Derivative liability was valued under the Black-Scholes model with the following assumptions:

Risk free interest rate	0.20% to 0.21%
Expected life	0.76 to 0.59 years
Dividend Yield	0
Volatility	276% to 376%

The following is a reconciliation of the derivative liability (Level 3):

Balance at September 30, 2011	$-
Initial Fair Value of Derivative Liability	$92,389
Decrease in Fair Value of Derivative Liability included in Interest Expense	$(17,472)
Balance at June 30, 2012	$74,917

NOTE 4 – NOTES PAYABLE

Convertible Notes Acquired from Cygnus

In the acquisition of Cygnus Internet, Inc. the Company assumed $75,000 of convertible notes payable. The notes payable accrue interest at 10% per annum. The shares are convertible to shares of the Company’s common stock at a discount equal to 30% of the trading price of the Company’s common stock. However, the shares may not be converted at a price lower than $0.10 per share or higher than $0.50 per share.  The Company has the option to redeem the note for 130% of the principal at any time.  The note is due or convertible on demand.  Consequently, the liability was recorded at $107,143 on the balance sheet.  See Note 7 regarding the purchase price allocation.

Asher Enterprises Convertible Note

On April 30, 2012, the Company issued an 8% secured convertible note (the “April 2012 Note”) in the amount of $58,000 to Asher Enterprises, Inc. (“Asher”). The principal and accrued interest is payable on February 2, 2013, or such earlier date as defined in the agreement. The note is convertible by Asher at any time after 180 days from the issue date. The note is convertible into shares of the Company’s common stock at a price of 58% of the average of the three lowest trading prices of the Company’s common stock during the ten trading day period ending on the latest complete trading day prior to the conversion date. Asher is not entitled to convert any portion of the April 2012 Note to the extent that the shares to be issued in connection therewith would cause Asher’s beneficial ownership of the Company’s common stock to exceed 4.99% of the outstanding shares of the Company’s common stock.  Because of the operation of the floating conversion price and the limitation on the ability of Asher to convert as described above, the Company is unable to determine at any time the number of shares into which Asher could convert the April 2012 Note.

FONU2 INC.

(formerly Zaldiva, Inc.)

Notes to the Condensed Consolidated Financial Statements

June 30, 2012

NOTE 4 – NOTES PAYABLE (Continued)

Asher Enterprises Convertible Note (Continued)

The April 2012 Note contains customary representations and warranties, customary affirmative and negative covenants, customary anti-dilution provisions, and customary events of default that entitle Asher to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the April 2012 Note. A default on the April 2012 Note could lead to certain penalties, including an obligation to pay default interest and/or other monetary penalties.  At June 30, 2012 the outstanding unpaid balance on the April 2012 Note was $58,000.

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company valued the embedded derivative using the Black-Scholes pricing model. The fair value upon issuance of the April 2012 Note of $92,389 was recorded as a derivative liability. A discount to the convertible debt principal of $58,000 was recorded and a derivative expense was recorded for $34,389. Amortization of debt discount amounted to $12,727 for the period ended June 30, 2012. As of June 30, 2012, the Company recognized a gain in the fair value of the embedded derivative of $17,472 and reduced the embedded derivative liability by this same amount. The derivative liability in the April 2012 Note will be revalued each reporting period using the Black-Scholes model.

The Black-Scholes model was valued with the following inputs:

•

Stock Price – The Stock Price was based on the average closing price of the Company’s common stock for the three lowest of the ten days prior to the valuation date. The valuation date can either be the date of issuance of the convertible debt note or the last day of a reporting period (the “Valuation Date”). Stock prices ranged from $0.03 to $0.38.

•

Variable Conversion Price – The variable conversion price was based on 58% of the trading price of the Company’s common stock on the Valuation Date.

•

Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.

•

Risk Free Rate – The risk free rate was based on the one year treasury note rate as of the valuation dates with term commensurate with the remaining term of the debt. The risk free rate as of the commitment date was 0.20%.

•

Volatility – The volatility was based on the historical volatility of the Company.

Other Notes Payable

In the acquisition of Cygnus Internet, Inc. the Company assumed a $20,000 note payable.  This note accrues interest at eight percent per annum and is due on demand.

During May 2012, the Company entered into two Note Agreements whereby the Company borrowed an aggregate of $40,000.  The notes accrue interest at ten percent per annum and are due on demand.  The Company made a payment of $21,000 during the quarter ended June 30, 2012.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 2,000,000,000 shares of its common stock at a par value of $0.001 per share. As of June 30, 2012 there were 66,101,182 shares issued and outstanding.

On January 12, 2012, the Company issued 62,500 shares to a consultant for services.  The shares were valued at $0.08 per share for a total of $5,000.

FONU2 INC.

(formerly Zaldiva, Inc.)

Notes to the Condensed Consolidated Financial Statements

June 30, 2012

NOTE 5 – COMMON STOCK (Continued)

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

On March 29, 2012, pursuant to the closing of its Agreement and Plan of Reorganization (the “Agreement”) with Cygnus Internet, Inc. the Company consummated several employment and consulting agreements, for which common stock was issued as partial consideration.  Each of the agreements has a one-year term.  A total of 2,600,000 shares were issued pursuant to these agreements.  (See Note 8) The shares were valued at the market price of $0.20 per share. $120,000 was expensed immediately for the employment agreements as the shares were fully vested.  The Company has recorded prepaid expenses in the amount of $400,000 pursuant to the consummation of the independent contractor agreements and will be expensed over the term of the agreement.

On May 1, 2012 the Company entered into a note agreement whereby the Company borrowed $20,000.  The Company issued the lender 25,000 shares of its common stock as an incentive to make the loan to the Company.  These shares were valued at $0.34 per share, being the trading price of the stock on the date of issuance, resulting in interest expense of $8,500.

On May 4, 2012, the Company issued an aggregate of 200,000 shares of common stock to three contractors and/or employees as follows:  (i) to Jeff Olweean 150,000 “unregistered” and “restricted” shares of common stock pursuant to the terms of his Independent Contractor Agreement; (ii) to Robert B. Lees 25,000 “unregistered” and “restricted” shares pursuant to the terms of his Executive Employment Agreement; and (iii) to Nicole Leigh 25,000 “unregistered” and “restricted” shares pursuant to the terms of her Executive Employment Agreement.  On June 6, 2012, the Company issued an additional 175,000 shares pursuant to these agreements.  (See Note 8)

On May 7, 2012, the Company issued 40,000 units for cash at $0.25 per share, resulting in total proceeds of $10,000. Each unit consists of one share of “unregistered” and “restricted” share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $0.50 per warrant, exercisable for one year.

In June 2012 the Company issued 250,000 shares of common stock for a consulting agreement.  The shares were valued at $0.06 for a total value of $15,000.  The Company has recorded a prepaid expense in the amount of $15,000 pursuant ot the agreement and will be expensed over the six month term of the agreement.

On June 30, 2012 the Company issued 25,000 shares of common stock to a note holder as an interest payment.  The shares were valued at $0.20, resulting in interest expense of $5,000.

FONU2 INC.

(formerly Zaldiva, Inc.)

Notes to the Condensed Consolidated Financial Statements

June 30, 2012

NOTE 6 – WARRANTS

The following table summarize the stock warrant activity as of and for the period ended June 30, 2012:

	WARRANTS
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2011	1,661,000	$0.23	1.45
Issued	40,000	0.50	1.00
Expired	(125,000)	0.50	-
Expired	(36,000)	0.30	-
Outstanding at June 30, 2012	1,540,000	$0.21	0.98
Exercisable at June 30, 2012	1,540,000	$0.21	0.98

An expense of $7,069 was recorded during the nine months ended June 30, 2012, for the value of warrants.

NOTE 7 – ACQUISITION

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

FONU2 INC.

(formerly Zaldiva, Inc.)

Notes to the Condensed Consolidated Financial Statements

June 30, 2012

NOTE 7 – ACQUISITION (Continued)

Due to the magnitude of the transaction wherein the Company acquired Cygnus and the fact that significant information to be obtained and analyzed is preliminary in nature, the Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine fair values, but in no case to exceed more than one year from the date of acquisition.  As of June 30, 2012 the fair values of the net assets are preliminary as the Company continues to accumulate and analyze information necessary to finalize the fair values.  Due to the preliminary nature of these estimates, the fair values identified above could increase or decrease significantly.

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

An Executive Employment Agreement with the Company’s new Chief Executive Officer, Jeffrey M. Pollitt.  This Agreement is for a one-year term with automatic one-year renewals unless either party gives 60 days written notice of non-renewal.  Mr. Pollitt’s Executive Employment Agreement provides for an annual salary of $120,000 and contains standard non-competition, non-solicitation and non-disclosure covenants.

An Executive Employment Agreement with Robert B. Lees, the Company’s Chief Financial Officer.  This Agreement is for a one-year term with automatic one-year renewals unless either party gives 60 days written notice of non-renewal.  Mr. Lees’ Executive Employment Agreement provides for an annual salary of $36,400.  In addition, Mr. Lees has been issued 300,000 “unregistered” and “restricted” shares of the Company’s common stock upon execution of his Executive Employment Agreement, and he will be entitled to receive an additional 12,500 “unregistered” and “restricted” shares of the Company’ common stock every month during the term thereof.  Mr. Lees’ Executive Employment Agreement also contains standard non-competition, non-solicitation and non-disclosure covenants.

An Executive Employment Agreement with Nicole Leigh, the Company’s Chief Marketing Officer.  This Agreement is for a one-year term with automatic one-year renewals unless either party gives 60 days written notice of non-renewal. Ms. Leigh’s Executive Employment Agreement provides for a salary of $700 per week.  In addition, Ms. Leigh has been issued 300,000 “unregistered” and “restricted” shares of the Company’s common stock upon execution of her Executive Employment Agreement, and she will be entitled to receive an additional 12,500 “unregistered” and “restricted” shares of the Company’ common stock every month during the term thereof.  Ms. Leigh’s Executive Employment Agreement also contains standard non-competition, non-solicitation and non-disclosure covenants.

FONU2 INC.

(formerly Zaldiva, Inc.)

Notes to the Condensed Consolidated Financial Statements

June 30, 2012

NOTE 8 – SIGNIFICANT EVENTS (Continued)

An Executive Employment Agreement with Mark Simpson, the Company’s new Corporate Operating Officer.  This Agreement is for a one-year term with automatic one-year renewals unless either party gives 60 days written notice of non-renewal.  Mr. Simpson’s Executive Employment Agreement provides for an annual salary of $120,000 and contains standard non-competition, non-solicitation and non-disclosure covenants.   This Agreement was rescinded on June 8, 2012.  As of June 30, 2012 the Company has satisfied all of its obligations relative to this Agreement. Subsequent to June 30, 2012, this agreement was rescinded by both parties.

An Independent Contractor Agreement with William Lavenia, by which Mr. Lavenia will work together with the Company’s Board of Directors to enhance the value of the Company as a going concern, to develop business opportunities for the Company, and to make introductions to individuals and corporations.  This Agreement is for a one-year term with automatic one-year renewals unless either party gives 60 days written notice of non-renewal.  Mr. Lavenia’s Independent Contractor Agreement provides for an annual consulting fee of $120,000 and provides for reimbursement of reasonable out-of-pocket expenses incurred by Mr. Lavenia in connection with his services to the Company. This Agreement was rescinded on June 8, 2012.  As of June 30, 2012 the Company has satisfied all of its obligations relative to this Agreement. Subsequent to June 30, 2012, this agreement was rescinded by both parties.

An Independent Contractor Agreement with Jeff Olweean, by which Mr. Olweean will work together with the Company’s Board of Directors to enhance the value of the Company as a going concern, to develop business opportunities for the Company, and to make introductions to individuals and corporations.  This Agreement is for a one-year term with automatic one-year renewals unless either party gives 60 days written notice of non-renewal.

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

On May 14, 2012, the Company issued 747,757 shares of common stock to Jeff Olweean upon conversion of 75,000 shares of preferred stock.  However, due to various administrative delays in getting the shares issued to Mr. Olweean, Mr. Olweean elected to reverse his conversion notification.  Therefore, the financial statements are presented as if the conversion and issuance had never occurred.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2012 the Company issued an aggregate of 350,000 common shares to three individuals as compensation for services rendered.  (See Note 8)

On August 15, 2012 the Company entered into a Preferred Stock Buyback Agreement whereby the two holders of the Company’s Series A preferred stock (“the shareholders”) agreed to convey back to the Company 100% of their outstanding shares, which the Company then immediately cancelled.  In addition, the shareholders agreed to waive all claims to dividends, late fees, and accrued interest related to the shares.  In exchange for this conveyance, the Company agreed to execute a quitclaim deed to convey the title to the Company’s retail location to the shareholders, with the understanding that the shareholders would then lease the facility back to the Company rent-free for a period of six months in substantially the same form as the Company’s original lease on the facility.

In accordance with ASC 855 Company management reviewed all material events through filing of these financial statements and there are no additional material subsequent events to report.

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

Results of Operation

For The Three Months Ended June 30, 2012 Compared to The Three Months Ended June 30, 2011.

During the quarterly period ended June 30, 2012, we recognized total revenues of $41,403, a decrease from our total revenues of $51,691 in the quarterly period ended June 30, 2011.  Cost of goods sold during quarterly periods ended June 30, 2012, and 2011, were $21,530 and $13,751, respectively, or approximately 52% and 27% of sales in these periods.

Our operating expenses increased to $328,481 during the quarterly period ended June 30, 2012, from $90,620 in the year-ago period.  The increase is due to significantly higher general and administrative expenses and professional fees.  These amounts were $78,815 and $48,522, respectively, for general and administrative in the June 30, 2012 and 2011 quarters.  We had increased professional fees of $245,229 in the June 30, 2012 quarter, up from $36,917 in the prior year period.

For the three months ended June 30, 2012, our net loss was $354,962, or $0.01 per share, as compared to a net loss of $57,556, or $0.01 per share, during the June 30, 2011 period.  Our increasing net loss was largely attributable to the above-referenced increases in general and operating expenses and increased cost of sales.

For The Nine Months Ended June 30, 2012 Compared to The Nine Months Ended June 30, 2011.

During the nine months ended June 30, 2012, we recognized total revenues of $147,348, a decrease from our total revenues of $158,116 in the nine months ended June 30, 2011.  Cost of goods sold during the nine months ended June 30, 2012, and 2011 were $95,697 and $54,403, respectively, or approximately 65% and 34% of sales in these periods.

Our operating expenses increased to $600,627 during the nine months ended June 30, 2012, from $388,220 in the year-ago period.  The increase is due largely to significantly higher general and administrative expenses and professional fees.  These amounts were $274,946 and $165,804, respectively, in the nine month periods ended June 30, 2012 and 2011.  Professional fees increased to $311,806 in the nine months ended June 30, 2012, up from $208,105 in the year-ago period.

For the nine months ended June 30, 2012, our net loss was $616,047, or $0.02 per share, as compared to a net loss of $336,941, or $0.02 per share, during the nine months ended June 30, 2011.

Liquidity

The Company had cash on hand of $6,552 at June 30, 2012.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2012 fiscal year, and that it will be necessary to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the required funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 1, 2012, the Company issued 25,000 “unregistered” and “restricted” shares of its common stock to Jeffrey

Olweean as partial consideration for a loan whereby the Company borrowed $20,000.  These shares were valued at $0.34 per share, which was the trading price of the Company’s common stock on the date of issuance.

On May 4, 2012, the Company issued 325,000 “unregistered” and “restricted” shares each to Robert B. Lees and Nicole Leigh pursuant to the terms of their respective Executive Employment Agreements, and 2,150,000 such shares to Jeffrey Olweean pursuant to the terms of the terms of his Independent Contractor Agreement.    Under the terms of their respective agreements, Mr. Lees and Ms. Leigh are entitled to receive 12,500 “unregistered” and “restricted” compensation shares each on a monthly basis, and Mr. Olweean is entitled to receive 150,000 such shares per month. Accordingly, a total of 175,000 such shares was issued to these three individuals on June 6, 2012, and an additional 175,000 shares were issued on July 2, 2012.  Each of these agreements was filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 29, 2012, and filed with the Securities and Exchange Commission on the same date.

On May 9, 2012, the Company accepted the subscription of one individual investor to purchase 40,000 units, for total proceeds of $10,000.  Each unit consisted of one “unregistered” and “restricted” share of common stock and one warrant to purchase an additional share of common stock at a price of $0.50 per share, exercisable for one year.

On May 14, 2012, the Company issued to Jeffrey Olweean 747,757 unregistered shares of its common stock upon conversion of 75,000 shares of preferred stock.  However, due to administrative delays in issuing the common shares, the conversion was rescinded and the issuance of these common shares was rescinded on June 21, 2012.

On May 29, 2012, the Company issued an additional 25,000 “unregistered” and “restricted” shares to Mr. Olweean in partial consideration of the execution of another promissory note in the amount of $20,000.

Each of these sales was made in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities and Exchange and each investor’s representation that he/she was an “accredited investor” as defined in Rule 501(a) thereof.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

(a)(i)  On August 15, 2012, which is subsequent to the end of the period covered by this Report, the Company executed a Preferred Stock Buyback Agreement (the “Buyback Agreement”) by which it purchased all of the 500,000 issued and outstanding shares of its Series A 4% Convertible Preferred Stock (the “Preferred Stock”) from Jeffrey Olweean and Nicole Leigh in consideration of the conveyance of title to the Company’s retail location at 331 E. Commercial Blvd., Ft. Lauderdale, Florida.  As partial consideration under the Buyback Agreement, Mr. Olweean and Ms. Leigh each agreed to waive their claims to all dividend payments and late fees that are currently owed to them under the terms of their Preferred Stock.  As a result of the execution of the Buyback Agreement, all 500,000 shares of the Company’s Preferred Stock are deemed to have been cancelled as of the dated thereof.  In addition, the parties entered into a lease by which the Company may conduct its operations from the retail location rent-free for a period of six months (the “Lease”). Copies of the Buyback Agreement and the Lease are attached hereto as Exhibit 10.1 and are incorporated herein by reference. The foregoing descriptions of the Buyback Agreement and the Lease do not purport to be complete and are qualified in their entirety by reference to the exhibits hereto which are incorporated by reference.

(ii)  On August 16, 2012, which is subsequent to the end of the period covered by this Report, the Company executed Rescission Agreements with William Lavenia and Mark Simpson, by which it rescinded the Independent Contractor Agreements that it had executed with each of these persons on March 29, 2012.  Each of these Independent Contractor Agreements was filed as an exhibit to the Company’s Current Report on Form 8-K, dated March 29, 2012, and filed with the Securities and Exchange Commission on the same date.  Copies of each of the Rescission Agreements are attached hereto as Exhibits 10.2 and 10.3, respectively, and are incorporated herein by reference. The foregoing descriptions of the Rescission Agreements do not purport to be complete and are qualified in their entirety by reference to the exhibits hereto which are incorporated by reference.

(b)  During the quarterly period ended June 30, 2012, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.  Exhibits.

(i)

Where incorporated in this Report

Current Report on Form 8-K dated

Part II, Item 2

March 29, 2012

Exhibit No.                          Identification of Exhibit

10.1

Preferred Stock Buyback Agreement with Lease attached as Exhibit “C” thereto

10.2

Lavenia Rescission Agreement

10.3

Simpson Rescission Agreement

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

FONU2 INC.

Date:	August 21, 2012	By:	/s/Jeffrey M. Pollitt
Jeffrey Pollitt, President, CEO and Director

Date:	August 21, 2012	By:	/s/Robert B. Lee
Robert B. Lees, CFO, and Director

Date:	August 21, 2012	By:	/s/ Nicole Leigh
Nicole Leigh, Director