Form 10-Q/A
period 2012-06-30
FONU2 Inc.
filed 2012-09-13
CIK 1168325

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

August 20, 2012 - Common – 66,451,182

August 20, 2012 - Preferred –0

EXPLANATORY NOTE

Zaldiva, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 21, 2012, for the sole purpose of furnishing the XBRL Interactive Data Files on Exhibit 101.

No other Changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the form 10-Q.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

(i)

Where incorporated in this Report

Current Report on Form 8-K dated

Part II, Item 2

March 29, 2012

Exhibit No.                          Identification of Exhibit

10.1

Preferred Stock Buyback Agreement with Lease attached as Exhibit “C” thereto*

10.2

Lavenia Rescission Agreement*

10.3

Simpson Rescission Agreement*

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

* Furnished as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 21, 2012.

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

FONU2 INC.

Date:	September 11, 2012	By:	/s/Jeffrey M. Pollitt
Jeffrey Pollitt, President, CEO and Director

Date:	September 11, 2012	By:	/s/Robert B. Lee
Robert B. Lees, CFO, and Director

Date:	September 11, 2012	By:	/s/ Nicole Leigh
Nicole Leigh, Director

3