Form 10-KT
period 2012-09-30
FONU2 Inc.
filed 2013-01-17
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 31, 2011 to September 30, 2012

Commission file number 000-49652

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

December 18, 2012 - $2,075,147.  There are approximately 34,585,775 shares of common voting stock of the Registrant beneficially owned by non-affiliates.  There is a limited public market for the common stock of the Registrant, so this computation is based upon the closing sale price of $0.06 per share of the Registrant's common stock on the OTC Bulletin Board on December 18, 2012.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

December 18, 2012:  Common – 58,658,452

Documents incorporated by reference: See Item 15.

PART I

ITEM 1.  BUSINESS

Material Developments

On December 2, 2011, the stockholders of Zaldiva, Inc., a Florida corporation (“Zaldiva”) approved Zaldiva’s change of domicile from the state of Florida to the state of Nevada.  The change of domicile was effectuated by merging Zaldiva into its newly-formed wholly-owned subsidiary, FONU2 Inc., a Nevada corporation formerly known as Zaldiva, Inc. (“FONU2,” the “Company,” “we” “our” or “us”), with every share of Zaldiva’s common and preferred stock automatically being converted into one-half of one corresponding share of FONU2, and with all fractional shares that would otherwise result from such conversion being rounded up to the nearest whole share.  Zaldiva and the Company filed Articles of Merger in the States of Florida and Nevada on December 2, 2011.  The change of domicile and de facto reverse split were effectuated on the OTC Bulletin Board as of the open of business on January 9, 2012.  Unless indicated otherwise herein, all disclosures in this Transition Report reflect this change of domicile from Florida to Nevada and the accompanying one-for-two reverse split.  For more information see our Definitive Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) on November 11, 2011, and our 8-K Current Report dated December 2, 2011 and filed with the SEC on December 2, 2011.

On March 6, 2012, the Company executed an Agreement and Plan of Reorganization (the “Agreement”) with Cygnus Internet, Inc., a Florida corporation (“Cygnus”), and Jeffrey M. Pollitt, who is Cygnus’ Chief Executive Officer and the holder of approximately 37% of Cygnus’ outstanding shares of common stock.  Under the

Agreement, FONU2 acquired all of the material assets of Cygnus in exchange for 53,411,262 “unregistered” and “restricted” shares of FONU2’s common stock, which represented approximately 85% of FONU2’s issued and outstanding common stock upon issuance, with such shares to be issued pro rata to Cygnus’ common stockholders in compliance with Regulation D of the SEC.  A copy of the Agreement was attached as Exhibit 10.1 to our 8-K Current Report dated March 6, 2012, and filed with the SEC on March 6, 2012.

On March 29, 2012, in connection with the closing of the Agreement, the Company executed Executive Employment Agreements with Jeffrey M. Pollitt, Robert B. Lees, Nicole Leigh and Mark Simpson and Independent Contractor Agreements with William Lavenia and Jeff Olweean.  Copies of all of these Agreements were attached to our 8-K Current Report dated March 29, 2012 and filed with the Securities and Exchange Commission on March 29, 2012.

On April 11, 2012, the Company filed with the Nevada Secretary of State a Certificate of Amendment amending its Articles of Incorporation to change its name to “FONU2 Inc.”  This name change became effective in the State of Nevada upon filing.  A copy of the Certificate of Amendment to our Articles of Incorporation was attached as Exhibit 3 to our 8-K Current Report dated April 11, 2012 and filed with the SEC on April 12, 2012.

On August 15, 2012, the Company executed a Preferred Stock Buyback Agreement (the “Buyback Agreement”) by which it purchased all of the 500,000 issued and outstanding shares of its Series A 4% Convertible Preferred Stock (the “Preferred Stock”) from Jeffrey Olweean and Nicole Leigh in consideration of the conveyance of title to the Company’s retail location at 331 E. Commercial Blvd., Ft. Lauderdale, Florida.  As partial consideration under the Buyback Agreement, Mr. Olweean and Ms. Leigh each agreed to waive their claims to all dividend payments and late fees that were owed to them under the terms of their Preferred Stock.  As a result of the execution of the Buyback Agreement, all 500,000 shares of the Company’s Preferred Stock are deemed to have been cancelled as of the date thereof.  In addition, the parties entered into a lease by which the Company may conduct its operations from the retail location rent-free for a period of six months (the “Lease”).  Copies of the Buyback Agreement and the Lease were attached to our Quarterly Report on Form 10Q for the quarter ended June 30, 2012.

On August 16, 2012, the Company executed Rescission Agreements with William Lavenia and Mark Simpson, by which it rescinded the Independent Contractor Agreements that it had executed with each of these persons on March 29, 2012.  Copies of each of the Rescission Agreements were attached to our Quarterly Report on Form 10Q for the quarter ended June 30, 2012.

Description of Business

FONU2 is currently developing a value-added pre-paid (debit) card with additional member added benefits.  FONU2 is also a developer of mobile applications bringing sellers and buyers of services and products together in real time. We are currently focused on completing the development of our mobile service to establish our platform as the “go to” destination for sellers and buyers to list and search for services/products, schedule appointments, and make payments, all in a real time mobile environment.  FONU2 will also be the only prepaid card to fully integrate Facebook relationships into the transaction experience. In the future, we may also acquire other companies ,and similar products and services to those we currently offer, or will offer in the future.

Without raising an additional $250,000 in the very near future, we may not be able to “launch” our service/product line as all available funds are being paid to coding and development engineers to ready our platform for service.

Following the closing of the Agreement, the Company continued to operate its legacy business of selling comic books, toys and collectible items at its retail location at 331 East Commercial Blvd., Ft. Lauderdale, Florida, and through its web site Zaldiva.com and on eBay.  Following the closing of the Agreement, Cygnus’ principal employees became employees of the Company, and the Company has continued the development of Cygnus’ mobile applications business.

Traditional Marketing.

FONU2’s comics and collectibles business continues to combine the traditional brick and mortar retail sales at our current location with marketing on the internet through published discounts, etc. The company is a Silver level power seller on eBay with a 99.7% positive feedback level. Monthly specials on our website feature items regularly created to increase return traffic. Local advertisements are used for selling our estate purchases, which are becoming a larger part of our revenue stream.

Internet and Social Media Marketing.

FONU2’s value added prepaid card service program will be utilizing proven viral search engine techniques coupled with social media management to bring in new FONU2 card members. The added value of choosing a membership level that best suits the user will also be provided. From a minimal value added card with no monthly fee to our maximum value added card at $9.95/monthly fee, our customer is free to choose which card truly suites their needs. And other services will continue to be developed to further enhance the value of the FONU2 card in the future. Without additional raised funds we may not be able to complete this phase of our business growth.

Events subsequent to the year end

On October 22, 2012, which is subsequent to the end of the period covered by this Report, the Company entered into a Redemption Agreement with HMBL Trust, William Lavenia, and SLP-DZ-NTZ, LLC (collectively, the “Stockholders”), by which the Company agreed to purchase a total of 8,102,736 shares of its common stock from the Stockholders for total aggregate consideration of one dollar.  The Company further agreed to release the Stockholders from any and all liability relating to any claims that it may have as of the date of the Redemption Agreement.  A copy of the Redemption Agreement was attached as Exhibit 10 to our 8-K Current Report dated October 22, 2012, and filed with the SEC on October 24, 2012.

Principal Products or Services and Their Markets

Our principal products are the comic books, toys, collectibles and estate sale items that we sell from our store in the Ft. Lauderdale, Florida area, and through our web site (www.zaldiva.com) and on eBay.  The Company has maintained an e-commerce web presence through zaldiva.com since July of 1997.  Experience and a very low overhead are FONU2's principal advantages in this area.

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

The only services related to our comic book and related collectibles business are those services regarding newsletter subscriptions and/or free email accounts.

Distribution Methods of the Products or Services

All items sold in our comic book and related collectibles business are sold on our online store at zaldiva.com and, since December 2006, in our retail store in Ft. Lauderdale, Florida.

In November 2003, we began accepting PayPal and eChecks from Authorize.net as payment for our products (in addition to traditional credit card payments).  This has allowed us to make non-U.S. sales with ease, and these payment methods have proven beneficial to us.

Status of any Publicly Announced New Product or Service

FONU2 announced integration of a prepaid card system on June 12, 2012 but due to limited funds it has not been totally launched. System and coding engineers have been paid as funding became available. Without additional funding, we may not be able to complete this phase of our development.

FONU2 does not currently have any new product/service that has been publicly announced.

Competitive Business Conditions and Smaller Reporting Company's Competitive Position in the Industry and Methods of Competition

The comic book and collectible retailing industry is no more or less competitive than any other mainstream retail business.  Our competitors include other brick-and-mortar and online retailers of comics, toys and collectibles. FONU2.com Comics & Collectibles does however have several advantages in the current market.

No. 1: Location

FONU2.com Comics & Collectibles is located on the east side of the Greater Ft. Lauderdale area where there are few current competitors.

No. 2: Location/Heavy Traffic

Commercial Blvd. is a heavily traveled road which runs east and west through Ft. Lauderdale and the surrounding cities. There is no highway to take travelers east and west in this section of the city, so Commercial Blvd. is most often used. The store is located about one-half mile east of the extremely busy Commercial Blvd. entrances and exits to I95. This location puts at least 65,000 cars in front of the store each day. FONU2’s largest competitor is about eight miles west of our store. Many people who live on the east side of Ft. Lauderdale and surrounding cities have had to travel through heavy traffic to this competitor for the past decade – simply because there was no choice. Our store makes it easy not only for those living on the East side to get their collectibles, but for people to the south (the Hollywood/Miami areas) and to the north (the Boca Raton/Palm Beach areas) because of our proximity to the highway (I95).

No. 3: Knowledge and Attitude

We KNOW and love comics and collectibles. Other stores hire cheap labor to put behind the counter – and it shows. FONU2’s customers receive a warm and genuinely friendly greeting when they arrive. All of their questions are answered. We can find a common interest with anyone that walks in and run with it. We can recommend comics books based upon their interests. If they haven’t read a comic in years, we can get them up to speed. All of these things result in return customers. Many customers fly through our recommended books and return within days to get the next issue/volume or to get yet another recommendation.

No. 4: Our Online Store

No other local shops currently provide an online purchase/in-store pick up option. No other local shops even offer their full line of products both online and in-store – so we are unique in that area. The web-site is maintained by FONU2, so the overhead is minimal.

We believe that FONU2’s prepaid card program, if and when launched, will have significant advantages over the competition. It will be the only prepaid card that offers enhanced values while also being a fully mobile centric platform with social media integration. It will be targeting the Gen Y segment, who statistically are heavy users of pre paid cards and utilize mobile platforms more frequently than any other population group.

Sources and Availability of Raw Materials and Names of Principal Suppliers

FONU2 does not use any raw materials in its operations.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

None; not applicable.  However, see the caption "Effect of Existing or Probable Governmental Regulations on Business," below.

Effect of Existing or Probable Governmental Regulations on the Business

FONU2 is subject to general business laws, rules and regulations, as well as laws, rules and regulations relating to the Internet and e-commerce.  These regulations may cover issues such as privacy, taxation, intellectual property, content, consumer protection and products liability.  Compliance with these regulations may be expensive and time consuming and may impact our profitability in the future.

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

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in SEC filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in SEC filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; no requirement for Sarbanes-Oxley Act Section 404(b) auditor attestations of internal control over financial reporting; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.  We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”  We can remain an “emerging growth company” for up to five years.  We would cease to be an “emerging growth company” prior to such time if we have total annual gross revenues of $1 billion or more and when we become a “larger accelerated filer,” have a public float of $700 million or more or we issue more than $1 billion of non-convertible debt over a three-year period.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

Since the nature of its business is retail sales and marketing, FONU2 does not believe that it will have any environmental compliance concerns.

Number of Total Employees and Number of Full Time Employees

As of January 15, 2013, FONU2 had four full-time and two part-time employees.  They are not part of any union, and we believe that our relationships with them are good.

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

ITEM 2:  PROPERTIES

We conduct our “brick and mortar” retail operations from a commercial property located at 331 East Commercial Boulevard in Fort Lauderdale, Florida.  The property is situated in a high-traffic commercial residential area.  The property consists of approximately 1600 to 1700 square feet.

Under the terms of our Buyback Agreement, we are currently leasing our retail location on a rent-free basis through

February 14, 2013, with an option to renew the lease for an additional six-month term, provided that we are not then in default of any provision of our current lease.  In the event of renewal, the parties shell agree in writing to the new rental amount no less than 30 days before the commencement of the new rental term.

ITEM 3:  LEGAL PROCEEDINGS

FONU2 is not a party to any pending legal proceeding.  To the best of our knowledge, no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer or affiliate of FONU2 or owner of record or beneficially of more than five percent of our common stock is a party adverse to FONU2 or has a material interest adverse to us in any proceeding.

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "FONU", with quotations that commenced in April 2003; however, the market for shares of our common stock is extremely limited.  No assurance can be given that the present limited market for our common stock will continue or will be maintained.

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

A minimum holding period of six months is required for resales under Rule 144.  In addition, affiliates of the Company must comply with certain other requirements, including publicly available information concerning our Company; limitations on the volume of “restricted securities” which can be sold in any 90-day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

The high and low closing bid prices for shares of our common stock of for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:

Period	High	Low
October 1, 2010 through December 31, 2010	$0.34	$0.14

January 1, 2011 through March 31, 2011	$0.20	$0.10

April 1, 2011 through June 30, 2011	$0.26	$0.06

July 1, 2011 through September 30, 2011	$0.10	$0.02

October 1, 2011 through December 31, 2011	$0.10	$0.16

January 1, 2012 through January 6, 2012	$0.041	$0.035

January 9, 2012 through March 31, 2012*	$0.28	$0.05

April 1, 2012 through June 30, 2012*	$0.27	$0.0322

July 1, 2012 through September 30, 2012*	$0.045	$0.012

*  These prices reflect the de facto one-for-two reverse split of our common stock that occurred in connection with our change of domicile from Florida to Nevada, which was effectuated under state law on December 2, 2011.  The reverse split was effectuated on the OTC Bulletin Board as of the open of business on January 9, 2012.

These bid prices were obtained from OTC Markets Group, Inc. and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

No assurance can be given that any "established public market" will develop in the common stock of the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 163, not including an indeterminate number who may hold shares in “street name.”

Dividends

FONU2 has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

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

Recent Sales of Unregistered Securities

Except as indicated below, during the fiscal year ended September 30, 2012, we have not issued any unregistered securities that have not already been disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

On July 5, 2012, the Company issued 250,000 “unregistered” and “restricted” shares of its common stock to Feisty Peach, LLC, in consideration of certain business planning, marketing and product design consulting services.

On August 7, 2012, the Company issued a total of 175,000 “unregistered” and “restricted” shares to Jeffrey A. Olweean, Robert B. Lees and Nicole Leigh under the terms of their respective Independent Contractor Agreements and Executive Employment Agreements, and on December 6, 2012, which is subsequent to the end of the period covered by this Transition Report, the Company issued an additional 350,000 “unregistered” and “restricted” shares to these three recipients under the terms of such Agreements.

Each of these issuances was made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 July 1, 2012, through July 31, 2012	-0-	-0-	-0-	-0-
Month #2 August 1, 2012, through August 31, 2012	-0-	-0-	-0-	-0-
Month #3 September 1, 2012, through September 30, 2012	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements made in this Transition Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

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

Liquidity and Capital Resources

FONU2 had cash of $3,038 as of September 30, 2012, and total current assets of $230,862, compared to $-0- in cash and $-0- in current assets as of December 31, 2011.  The Company had total current liabilities of $377,504 as of September 30, 2012 compared to $37,693 at December 31, 2011.  Additionally, the Company had a total stockholders’ deficit of $131,502 at September 30, 2012 compared to a deficit of $34,378 at December 31, 2011.  We used cash of $226,718 for our operating activities during the nine-month period ended September 30, 2012, compared to $397,633 for the year ended December 31, 2011.  We received cash in investing activities of $8,249 and $-0- during the nine-month period ended September 30, 2012 and the twelve month period ended December 31, 2011, respectively.  We received $221,507 and $397,633, respectively, in proceeds from financing activities during the nine-month period ended September 30, 2012 and the twelve-month period ended December 31, 2011.  We expect that our cash on hand of $3,038 at September 30, 2012, will be insufficient to fund our operations through the end of our 2013 fiscal year, and that we will be required to raise additional capital through the sale of debt or equity securities in order to meet our operating expenses.

Results of Operations

For the nine-month period ended September 30, 2012, we had total revenues of $81,455, compared to $0 revenues in December 31, 2011.  All of our revenues during these periods were derived from retail sales of comics and collectibles.   The items that we sell are considered to be discretionary purchases.  As a result, the number of such purchases during a given time period is very dependent upon the general state of the economy.  Cost of goods sold was $47,018 during the nine-month period ended September 30, 2012, leaving us with a gross profit of $34,437.  For the year ended December 31, 2011 we had $0 cost of goods sold and $0 gross profits.

Our operating expenses were $34,908,515 in the nine-month period ended September 30, 2012.  The majority of these expenses were for compensation of $34,388,907.  Net loss totaled $34,894,730 ($0.70 per share) for the nine-month period ended September 30, 2012.  For the year ended December 31, 2011 we had operating expenses of $1,490,085.  The majority of these expenses were for general and administrative expenses of $916,939.  Net loss was $1,490,085 ($0.09 per share) for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

FONU2 had no off-balance sheet arrangements during the periods covered by this Transition Report and the financial statements that accompany this Transition Report.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To the Board of Directors and Stockholders

FonU2, Inc.

Ft. Lauderdale, Florida

We have audited the accompanying balance sheets of FonU2, Inc. (the “Company”) as of September 30, 2012 and December 31, 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the nine months ended September 30, 2012 and twelve months ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FonU2, Inc. as of September 30, 2012 and December 31, 2011 and the results of its operations and its cash flows for the nine and twelve months then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for September 30, 2012 and December 31, 2011 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative operating cash flow through September 30, 2012 and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 15, 2013

FONU2, INC.
(Formerly Cygnus Internet, Inc.)
Balance Sheets
ASSETS
	September 30,	December 31,
	2012	2011
CURRENT ASSETS
Cash	$3,038	$-
Inventory	7,276	-
Prepaid expenses	220,548	-
Total Current Assets	230,862	-

PROPERTY AND EQUIPMENT, net	12,855	1,030

OTHER ASSETS
Security deposits	2,285	2,285

TOTAL ASSETS	$246,002	$3,315
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$81,926	$11,800
Accrued interest payable	7,154	-
Payroll liabilities	136,424	-
Notes payable	77,000	25,000
Convertible notes payable	75,000	-
Bank overdraft	-	893
Total Current Liabilities	377,504	37,693

TOTAL LIABILITIES	377,504	37,693

STOCKHOLDERS' (DEFICIT)
Preferred stock series A; 20,000,000 shares authorized,
at $0.01 par value, -0- and 868,239
shares issued and outstanding, respectively	-	8,682
Preferred stock series B; 20,000,000 shares authorized,
at $0.01 par value, -0- and 1,639,638	-	16,394
shares issued and outstanding, respectively
Common stock; 2,000,000,000 shares authorized,
at $0.001 par value, 66,676,182 and 16,003,175
shares issued and outstanding, respectively	66,676	16,003
Additional paid-in capital	37,144,409	2,372,400
Accumulated deficit	(37,342,587)	(2,447,857)

Total Stockholders' Deficit	(131,502)	(34,378)

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)	$246,002	$3,315

The accompanying notes are an integral part of these financial statements.

FONU2, INC.
(Formerly Cygnus Internet, Inc.)
Statements of Operations

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2012	2011

REVENUES	$81,455	$-
COST OF SALES	47,018	-

GROSS PROFIT	34,437	-

OPERATING EXPENSES
Depreciation	-	2,033
Compensation	34,388,907	571,113
General and administrative	519,608	916,939

Total Operating Expenses	34,908,515	1,490,085

LOSS FROM OPERATIONS	(34,874,078)	(1,490,085)

OTHER EXPENSES

Interest expense, net	(20,652)	-

Total Other Expenses	(20,652)	-

INCOME (LOSS) BEFORE INCOME TAXES	(34,894,730)	(1,490,085)
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(34,894,730)	$(1,490,085)

BASIC AND DILUTED INCOME (LOSS)
PER SHARE	$(0.70)	$(0.09)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	49,941,022	15,735,170

The accompanying notes are an integral part of these financial statements.

FONU2, INC.
(Formerly Cygnus Internet, Inc.)
Statements of Stockholders' Equity
	Preferred Series A		Preferred Series B		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2010	-	-	1,639,368	16,394	15,471,031	15,471	928,960	(957,772)	3,053
Capital contributed by shareholder					-	-	1,000	-	1,000
Distributions to shareholders					-	-	(1,830)	-	(1,830)
Common stock issued for cash					532,144	532	190,459	-	190,991
Contributed salary	-	-	-	-	-	-	500,000	-	500,000
Preferred stock issued for cash	168,239	1,682	-	-	-	-	138,298	-	139,980
Preferred stock issued for services	700,000	7,000	-	-	-	-	573,913	-	580,913
Capital contributed by officer	-	-	-	-	-	-	41,600	-	41,600
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(1,490,085)	(1,490,085)
Balance, December 31, 2011	868,239	$8,682	1,639,368	$16,394	16,003,175	$16,003	$2,372,400	$(2,447,857)	$(34,378)
Conversion of preferred stock to common stock	(868,239)	(8,682)	(1,639,368)	(16,394)	2,507,607	2,508	22,568	-	-
Common stock issued for cash	-	-	-	-	129,125	129	95,271	-	95,400
Common stock issued for services	-	-	-	-	7,020,341	7,020	5,376,204	-	5,383,224
Common stock issued for services pursuant to non-dilution clauses	-	-	-	-	29,441,014	29,441	28,822,753	-	28,852,194
Shares issued to acquire Zaldiva.com	500,000	500	-	-	9,374,920	9,375	336,613	-	346,488
Common stock cancelled	-	-	-	-	(100,000)	(100)	100	-	-
Settlement of preferred stock for property	(500,000)	(500)	-	-	-	-	(320,200)	-	(320,700)
Common stock issued for prepaid services	-	-	-	-	2,250,000	2,250	425,250	-	427,500
Common stock issued for interest on note	-	-	-	-	50,000	50	13,450	-	13,500
Net loss for the year ended September 30, 2012	-	-	-	-	-	-	-	(34,894,730)	(34,894,730)
Balance, September 30, 2012	-	$-	-	$-	66,676,182	$66,676	$37,144,409	$(37,342,587)	$(131,502)

The accompanying notes are an integral part of these financial statements.

FONU2, INC.
(Formerly Cygnus Internet, Inc.)
Statements of Cash Flows

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(34,894,730)	$(1,490,085)
Adjustments to reconcile loss to cash flows from operating activities:
Depreciation	-	2,033
Amortization of debt discount	13,500	-
Contributed salary	-	500,000
Stock-based compensation	34,235,418	580,913
Changes in operating assets and liabilities
Inventory	10,768	-
Prepaid expenses	206,952	-
Other assets	2,285	(2,285)
Accounts payable & accrued liabilities	199,089	11,791
Net Cash Used in Operating Activities	(226,718)	(397,633)

INVESTING ACTIVITIES
Cash received from Zaldiva.com	8,249	-
Net Cash Provided by Investing Activities	8,249	-

FINANCING ACTIVITIES
Capital contributions	-	42,600
Distributions to shareholders	-	(1,830)
Proceeds from convertible debt	50,000	-
Proceeds from notes payable	98,000	25,000
Payments on notes payable	(21,000)
Bank overdraft	(893)	893
Common and preferred stock issued for cash	95,400	330,970
Net Cash Provided by Financing Activities	221,507	397,633
NET INCREASE (DECREASE) IN CASH	3,038	-
CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$3,038	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-
NON-CASH INVESTING ACTIVITY:
Shares issued to acquire Zaldiva.com	$338,239	$-
Settlement of preferred stock for property	320,700	-
Conversion of preferred stock to common stock	25,076	-
Debt discount due to shares issued with debt	13,500	-
Stock issued for prepaid expenses	427,500	-
Cancellation of common shares	100	-

The accompanying notes are an integral part of these financial statements.

FONU2, Inc.

(Formerly Cygnus Internet, Inc.)

 Notes to Financial Statements

September 30, 2012 and December 31, 2011

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

FONU2, Inc. (“the Company”, “FONU2”) was organized on August 26, 2009, under the laws of the State of Florida, as Cygnus Internet, Inc.

Reverse-Merger Transaction

On December 2, 2011, the stockholders of Zaldiva, Inc., a Florida corporation (“Zaldiva”) approved Zaldiva’s change of domicile from the state of Florida to the state of Nevada.  The change of domicile was effectuated by merging Zaldiva into its newly-formed wholly-owned subsidiary, FONU2 Inc., a Nevada corporation formerly known as Zaldiva, Inc. (“FONU2”), with every share of Zaldiva’s common and preferred stock automatically being converted into one-half of one corresponding share of FONU2, and with all fractional shares that would otherwise result from such conversion being rounded up to the nearest whole share.  Zaldiva and FONU2 filed Articles of Merger in the States of Florida and Nevada on December 2, 2011.  The change of domicile and de facto reverse-split were effectuated on January 9, 2012.

On March 6, 2012, the Company executed an Agreement and Plan of Reorganization (the “Agreement”) with Cygnus Internet Inc. (“Cygnus”), and Jeffrey M. Pollitt, who is Cygnus’ Chief Executive Officer and the holder of approximately 37% of Cygnus outstanding shares of common stock.  Under the Agreement, FONU2 acquired all of the material assets of Cygnus in exchange for 53,411,262 “unregistered” and “restricted” shares of FONU2’s common stock, which represented approximately 85% of FONU2’s issued and outstanding common stock upon issuance, with such shares to be issued pro rata to the Cygnus common stockholders.  The transaction closed on March 29, 2012.

The Agreement was accounted for as a reverse-merger recapitalization transaction, with Cygnus as the accounting acquirer, and FONU2 as the legal acquirer.  The historical financial statements presented herein for the period prior to the merger date are those of Cygnus.  Concurrent with the transaction, Cygnus changed its fiscal year end to September 30.  The Company has elected to file financial statements for the nine months ended September 30, 2012 to satisfy the requirement for filing financial statements for a period of ohe year as allowed by SEC Rule S-X 3-06.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011 and 2010.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

FONU2, Inc.

(Formerly Cygnus Internet, Inc.)

Notes to Financial Statements

September 30, 2012 and December 31, 2011

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment is recorded at cost.  Major additions and improvements are capitalized and depreciated over their estimated useful lives.  Depreciation of property and equipment is determined using the straight-line method over their useful lives, which ranges from three to five years.  Gains or losses on the sale or disposal of property and equipment are included in the statements of operations. Maintenance and repairs that do not extend the useful life of the assets are expensed as incurred.

Inventory

The Company’s inventory consists of various comic books, toys, and other collectible items.  These items are purchased from external suppliers.  The inventory items are recorded and valued at cost. Management performs periodic reviews of its slow-moving inventory for possible impairment.  When slow-moving inventory is identified, its cost is also adjusted so as to represent the lower of cost or market at all times.

Revenue Recognition

The Company's revenues are generated from the sales of various comic books, toys, and other collectible items.  Sales are transacted primarily through the Company’s website, via credit card order; or through eBay, via Paypal or e-check transaction.  The Company follows guidance found in ASC 605, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to merchandise sales when the following conditions are met:

a)

Persuasive evidence of an arrangement exists,

b)

Delivery has occurred or services have been rendered,

c)

The fee is fixed or determinable,

d)

Collectability is reasonably assured.

Cost of Sales

When an inventory item is sold, the Company recognizes cost of sales expense for the value of the inventory item sold.  This value includes the purchase price of the inventory item, plus any expenditures on improvements to the inventory items.  Shipping costs are not included in cost of sales calculations.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year end.

Stock-Based Compensation.

The Company accounts for share-based compensation in accordance with Accounting Standards Codification subtopic 718-10, Stock Compensation (“ASC 718-10”). This requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the Company’s financial position or statements.

FONU2, Inc.

(Formerly Cygnus Internet, Inc.)

 Notes to Financial Statements

September 30, 2012 and December 31, 2011

2.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $37,342,587 as of September 30, 2012, and negative working capital of $146,642.  During the nine months ended September 30, 2012 the Company realized negative cash flows from operations totaling $226,718.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through equity and/or debt instruments. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

3.

NOTE PAYABLE

Convertible Notes Payable

During 2011, the Company entered into two debt agreements for a total of $75,000.  The proceeds from the notes were to be held in escrow until completion of a merger with a public entity.  The notes carry interest at 10% and are convertible into shares of the potential merged entity at a discount of 30% to the market price of the potential merged entity’s common stock, however the conversion price can be no lower than $0.10 or higher than $0.50.  If the merger did not occur, the Company must repay the note plus 10% interest.  As of December 31, 2011, $25,000 of the funds were released from escrow for working capital purposes but are not considered convertible until closing of the merger.  During the nine months ended September 30, 2012 the remaining $50,000 of the funds were released from escrow.  As of September 30, 2012, the Company had $75,000 in convertible notes outstanding. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instruments should be classified as liabilities as of the merger date of March 29, 2012, due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The value of the derivative liabilities on the merger date were insignificant.  These instruments were no longer considered derivative liabilities as of September 30, 2012 due to the settlement of preferred stock through transfer of property described in Note 4.

Other Notes Payable

On May 21, 2012 the Company borrowed $58,000 from an unrelated third party entity in the form of a note payable. The note accrues interest at a rate of eight percent per annum and is convertible into shares of the Company’s common stock at a 58 percent of the lowest three trading prices in the ten day period prior to conversion. The note becomes convertible 180 days after the date of the note.

On May 1, 2012 the Company borrowed $40,000 in the form of a note payable.  The note is unsecured, accrues interest at a rate of 10 percent per annum, and is due on demand. The Company issued 50,000 shares of common stock in conjunction with these notes. The fair value of the common stock was determined to be $13,500, which was recorded as a debt discount. The entire debt discount has been amortized into interest expense as of September 30, 2012.

As of September 30, 2012 and December 31, 2011, the Company has made payments on note payables of $21,000 and $0, respectively.

FONU2, Inc.

(Formerly Cygnus Internet, Inc.)

Notes to Financial Statements

September 30, 2012 and December 31, 2011

4.           EQUITY TRANSACTIONS

During the year ended December 31, 2011, the Company issued 532,144 shares of common stock for cash, resulting in total cash proceeds of $190,991.

During the year ended December 31, 2011, the Company issued 168,239 shares of preferred stock series A for cash, resulting in total cash proceeds of $139,980.  In addition, the Company issued 700,000 shares of preferred stock series B for services rendered.  The Company realized a total expense in the amount of $580,913 relating to these issuances. These shares were valued at the respective share prices of the most recent sales of common stock for cash.  Holders of preferred series A receive non-cumulative dividends with common shareholders and the equivalent of one vote for each share held.

In September of 2009, the Company entered into an employment agreement with Jeffrey Pollitt.  The agreement called for a base salary of $250,000 per year.  In March of 2010, the Company entered into an employment agreement with William LaVenia.  The agreement called for a base salary of $250,000 per year.  All amounts under these agreements have been forgiven by these officers, resulting in contributed salary of $62,500, $437,500 and $500,000 during the years ended December 31, 2009, 2010 and 2011, respectively.

During the period ended September 30, 2012 the Company converted 868,239 shares of Series A preferred stock and an additional 1,639,368 shares of Series B preferred stock into 2,507,607 shares of common stock.  The preferred shares were converted into common shares on a one preferred share for one common share basis, pursuant to the conversion terms of the preferred stock.

During the period ended September 30, 2012 the Company issued the following:

•

129,125 shares of common stock for cash proceeds of $95,400, at an average of $0.74 per share.

•

7,020,341 shares of common stock for services rendered.  The shares issued for services were valued at the value of the most recent cash issuances, resulting in an aggregate value of $5,383,224.

•

29,441,014 shares of common stock to various parties pursuant to certain non-dilution clauses in various service agreements.  These shares were valued at an aggregate of $28,852,194, or $0.98 per share.

•

2,250,000 shares of common stock as a prepayment on certain professional services.  These shares were valued at an aggregate of $427,500.

•

50,000 shares of common stock as payment of interest on a note payable.  These shares were valued at $13,500.

In August of 2012, the Company settled 500,000 of outstanding Series A preferred stock by transferring land and buildings owned by the Company to the shareholders. These shares were valued at an aggregate of $320,700.

The Company cancelled 100,000 shares issued for services due to non-performance.

On March 6, 2012, the Company executed an Agreement and Plan of Reorganization (the “Agreement”) with FONU2, and Jeffrey M. Pollitt, who is the Company’s Chief Executive Officer and the holder of approximately 37% of the Company’s outstanding shares of common stock.  Under the Agreement, FONU2 acquired all of the material assets of the Company in exchange for 53,411,262 “unregistered” and “restricted” shares of FONU2’s common stock, which represented approximately 85% of FONU2’s issued and outstanding common stock upon issuance, with such shares to be issued pro rata to the Company’s common stockholders.  The transaction closed on March 29, 2012.

FONU2, Inc.

(Formerly Cygnus Internet, Inc.)

Notes to Financial Statements

September 30, 2012 and December 31, 2011

4.           EQUITY TRANSACTIONS (Continued)

Prior to the merger, there were 500,000 shares of Preferred Stock Series A and 9,374,920 shares of common stock outstanding.  The fair value of FONU2’s net assets acquired on March 29, 2012 consisted of the following:

Cash	$ 8,249
Inventory	18,044
Land and Building	320,700
Property, plant and equipment	12,855
Deposit	2,285
Accounts Payable	(15,645)
Total	$ 346,488

5.           COMMON STOCK WARRANTS AND OPTIONS

Prior to the merger transaction described in Note 1, Zaldiva had 500,000 warrants and 905,000 options outstanding.  These options and warrants were exchanged in the transaction at a 1:1 ratio and are now exercisable into shares of FONU2, Inc.  The following tables summarize these options and warrants from the date of merger through September 30, 2012.

During the nine months ended September 30, 2012 1,161,000 warrants expired unexercised.

The following tables summarize the stock warrant and option activity as of and for the period ended September 30, 2012:

	WARRANTS
	Number of Warrants	Weighted Average Exercise Price	Value if Exercised	Weighted Average Remaining Contractual Term
Outstanding at March 29, 2012	1,661,000	$0.58	968,345	1.45
Expired	(1,161,000)	0.30	(625,000)	-
Outstanding at September 30, 2012	500,000	$0.01	5,000	0.45
Exercisable at September 30, 2012	500,000	$0.01	5,000	0.45

FONU2, Inc.

(Formerly Cygnus Internet, Inc.)

 Notes to Financial Statements

September 30, 2012 and December 31, 2011

5.           COMMON STOCK WARRANTS AND OPTIONS (Continued)

	OPTIONS
	Date	Number of Options	Weighted Average Exercise Price	Value if Exercised	Weighted Average Remaining Contractual Term
Outstanding at March 29, 2012		905,000	$0.50	452,500	5.56
Granted		-	-	-	-
Exercised		-	-	-	-
Cancelled		-	-	-	-
Outstanding at September 30, 2012		905,000	$0.50	452,500	4.56
Exercisable at September 30, 2012		905,000	$0.50	452,500	4.56

6.           INCOME TAXES

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	September 30, 2012	December 31, 2011
Income tax expense at statutory rate	$ (12,056,960)	$ (521,530)
Stock-based compensation and contributed salary	12,129,555	378,320
Change in valuation allowance	(72,595)	143,210
Income tax expense per books	$ -	$ -

FONU2, Inc.

(Formerly Cygnus Internet, Inc.)

 Notes to Financial Statements

September 30, 2012 and December 31, 2011

6.           INCOME TAXES (Continued)

Net deferred tax assets consist of the following components as of:

	September 30, 2011	December 31, 2011
Deferred tax asset	$ (140,475)	$ (213,070)
Valuation allowance	140,475	213,070
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $401,358 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

We account for uncertain tax positions in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent that the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of September 30, 2012 and December 31, 2011.

7.          SUBSEQUENT EVENTS

On October 22, 2012, the Company agreed to purchase a total of 8,102,736 shares of its common stock from a stockholder for the total aggregate consideration of one dollar.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of October 8, 2012, the Board of Directors resolved to dismiss Mantyla McReynolds LLC as the Company’s independent accountant and engaged MaloneBailey, LLP to audit its financial statements for the fiscal year ended September 30, 2012.   For more information on the change of accountants, see our 8-K Current Report dated October 8, 2012, and filed with the SEC on October 9, 2012.

ITEM 9A:  CONTROLS AND PROCEDURES

Based on our evaluation as of the end of the period covered by this Transition Report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by the Transition Report were not effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding disclosure.  This material deficiency is due to a lack of adequate internal controls and the lack of an audit committee.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of September 30, 2012, our internal control over financial reporting was not effective, due to lack of adequate controls and the lack of an audit committee.  The most significant material weaknesses that led management to this conclusion is the lack of segregation of duties, inadequate design of controls over cash and cash equivalents, accounts payable, and stock based compensation, and failure in the operation of controls over stock based compensation and accrued expenses.

This Transition Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Transition Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth fiscal quarter of the fiscal year covered by this Transition Report.

ITEM 9B:  OTHER INFORMATION

On October 22, 2012, which is subsequent to the period covered by this Transition Report, the Company’s Board of Directors concluded that its financial statements for the quarterly periods ended March 31, 2012, and June 30, 2012, which were filed with the Company’s Quarterly Reports on Form 10-Q for the periods then ended, should no longer be relied upon due to the accounting treatment of the Company’s acquisition of the assets of Cygnus, which was closed on March 29, 2012.  The subject financial statements accounted for this transaction as an asset acquisition, with the Company as the accounting acquirer.  On October 22, 2012, the Board of Directors resolved to account for the acquisition as a business acquisition and a reverse acquisition with Cygnus as the accounting acquirer, and to amend its Quarterly Reports on Form 10-Q for the periods ended March 31, 2012, and June 30, 2012, to reflect such accounting treatment.  All of these Reports will be filed shortly after the filing this Transition Report.  For more information see our 8-K Current Report dated October 22, 2012, and filed with the SEC on October 24, 2012.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Jeffrey M. Pollitt	Chief Executive Officer	3/29/12	*
	Director	3/29/12	*

Robert B. Lees	President	12/24/97	4/19/07
	Chairman	12/24/97	*
	CFO	7/10/08	*
	Director	12/24/97	*
	Secretary	3/29/12	*

Nicole Leigh	President	4/19/07	3/29/12
	Director	6/4/07	*

John A. Palmer, Jr.	Secretary	2/15/98	3/29/12
	Director	12/24/97	3/29/12

* These persons presently serve in the capacities indicated.

Business Experience

Jeffrey Pollitt, Chief Executive Officer and Director.  Mr. Pollitt, age 52, is the founder, Chairman and President of Cygnus.  Recognizing an opportunity to leverage the “social networking revolution,” he developed the fonU2.com platform in 1999.  Mr. Pollitt is a web technologies specialist and internet surfer who is expert at extreme search engine optimization and social networking.  Prior to his founding of Cygnus, Mr. Pollitt was a student of Internet Technologies and Network Engineering.  He is a Business Administration graduate of Seneca College Toronto, Canada.  His ability to conceptualize, plan and execute an internet business model, combined with his ability to coordinate the systems analysis, design, construction and deployment of a robust, dynamic, extremely scalable interactive web site makes him a well qualified management team member.

Robert B. Lees.  Mr. Lees, age 65, is a graduate of the U.S. Naval Academy. He served as an Officer in the Marine Corps, both overseas and domestically.  After transferring to the active Reserves, he joined the DuPont Company, where he managed the Southeastern Region.  He took the region from last to first in the acrylic sheet division for sales and service.  He then became part owner and general manager of a wood laminating operation in Orlando, Florida.  Upon the sale of the business, he joined Merrill Lynch in the Private Client Group and became an assistant Vice President.  He has since consulted to a Florida-based investor relations firm, and served as President and Chief Operating Officer of two start-up companies, as well as his current position.

Ms. Leigh is 41 years of age.  She is a 1989 graduate of Washington High School in Phoenix, Arizona.  For the past six years, she has been significantly involved in the Company’s operations, including web site design and maintenance, inventory and shipping, online sales fulfillment and general operations.

Significant Employees

FONU2 has no significant employees who are not executive officers.

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

Code of Ethics

The Company adopted a Code of Ethics that was filed as Exhibit 14 to our Annual Report on Form 10-KSB-A1 for the year ended September 30, 2002.  The Company undertakes to provide to any person, without charge, upon request, a copy of such Code of Ethics.  Requests may be made by contacting the Company at 877-925-3482.

Corporate Governance

Nominating Committee

During the annual period ended September 30, 2012, there were no changes in the procedures by which security holders may recommend nominees to FONU2’s Board of Directors, and FONU2 does not presently have a Nominating Committee for members of its Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

FONU2 does not have an Audit Committee, and it is not required to have an Audit Committee; FONU2 does not believe that the lack of an Audit Committee will have any adverse effect on its financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jeffrey Pollitt Chief Executive Officer and Director	9/30/12	$120,000	0	0	0	0	0	0	$120,000
Robert B. Lees Chairman, CFO and Secretary	9/30/12 9/30/11 9/30/10	36,400 0 0	0 0 0	75,000 0	0 0 0	0 0 0	0 0 0	0 0 0	111,400 0 0
Nicole Leigh, Director and Chief Marketing Officer	9/30/12 9/30/11 9/30/10	36,400 0 0	0 0 0	75,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	111,400 0 0

Under the terms of his Executive Employment Agreement, our Chief Executive Officer, Jeffrey Pollitt, receives an annual salary of $120,000.

Under the terms of their Executive Employment Agreements, our Chief Financial Officer, Robert B. Lees, and our Chief Marketing Officer, Nicole Leigh, each receive a salary of $36,400 and 12,500 “unregistered” and “restricted” shares of common stock per month.  Mr. Lees and Ms. Leigh each also received a one-time issuance of 300,000 “unregistered” and “restricted” shares of our common stock upon execution of their Executive Employment Agreements on March 29, 2012.

Except as indicated above, no cash compensation, deferred compensation, pension benefits or long-term incentive plan awards were issued or granted to FONU2's management during the fiscal years indicated above.  Further, no member of management has been granted any option or stock appreciation rights except as indicated above; accordingly, no tables relating to such items have been included within this Item.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who are principal shareholders of the Company’s common stock as of the date of this Report:

Name and Address of

Stockholder                                                   Common Stock         Percentage

Jeffrey Pollitt                                                  22,796,962                    38.86%

314 E. Dania Beach Blvd. #117

Dania Beach, FL  33004

Jeffrey A. Olweean                                          2,950,000                       5.03%

3850 Galt Ocean Dr., #706

Ft. Lauderdale, FL  33308

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of the date of this Report:

Name and Title                                              Common Stock         Percentage

Jeffrey Pollitt                                                  22,796,962                      38.86%

314 E. Dania Beach Blvd. #117

Dania Beach, FL  33004

Nicole Leigh                                                    938,215(1)                       1.59%(1)

331 East Commercial Boulevard

Ft. Lauderdale, FL  33334

Robert B. Lees                                                 637,500(2)                       1.09%(2)

331 East Commercial Boulevard

Ft. Lauderdale, FL  33334

(1)  This figure includes 250,000 shares of common stock that may be issued upon exercise of options having an exercise price of $0.50, and which may currently be deemed to be “out-of-the-money.”

(2)  This figure includes 50,000 shares of common stock that may be issued upon exercise of options having an exercise price of $0.50, and which may currently be deemed to be “out-of-the-money.”

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of FONU2.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as indicated below, there were no material transactions, or series of similar transactions, during the Company’s last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for such fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.  On August 26, 2011, the Company loaned $10,000 to Robert B. Lees, who is the Company’s Chief Financial Officer and a director.  Mr. Lees repaid the $10,000 principal amount of the loan on September 25, 2011, together with interest of $100.  On November 11, 2011, the Company loaned $7,000 to Mr. Lees.  Mr. Lees repaid the $7,000 principal amount on the loan on December 20, 2011, together with $70 in interest.

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

Parents of the Smaller Reporting Company

FONU2 has no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended September 30, 2012, and 2011:

Fee category	2012	2011

Audit fees	$20,000	$29,698
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$20,000	$29,698

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements and financial statement schedules for the year ended September 30, 2012, contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Transition Report:

No.            Description

Exhibit 31.1 Certification of Jeffrey Pollitt, the Company’s CEO, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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

FONU2 INC.

Date:	January 15, 2013	By:	/s/Jeffrey Pollitt
Jeffrey Pollitt
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FONU2 INC.

Date:	January 15, 2013	By:	/s/Jeffrey Pollitt
Jeffrey Pollitt
Chief Executive Officer, President and Director

Date:	January 15, 2013	By:	/s/Robert B. Lees
Robert B. Lees
Chief Financial Officer, Secretary and Director

Date:	January 15, 2013	By:	/s/Nicole Leigh
Nicole Leigh
Director