Form 10-KT/A
period 2012-09-30
FONU2 Inc.
filed 2013-01-18
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

December 18, 2012:  Common – 58,658,452

Documents incorporated by reference: See Item 15.

EXPLANATORY NOTE:

This Amended Transition Report is being filed solely for the purpose of filing corrected XBRL files.  This filing contains no other changes in the previously filed Transition Report on Form 10KT filed with the Securities and Exchange Commission on January 16, 2013.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements and financial statement schedules for the year ended September 30, 2012, contained in Item 8 above which are incorporated herein by this reference.*

(a)(3)         Exhibits.  The following exhibits are filed as part of this Amended Transition Report:

No.            Description

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONU2 INC.

Date:	January 18, 2013	By:	/s/Jeffrey Pollitt
Jeffrey Pollitt
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FONU2 INC.

Date:	January 18, 2013	By:	/s/Jeffrey Pollitt
Jeffrey Pollitt
Chief Executive Officer, President and Director

Date:	January 18, 2013	By:	/s/Robert B. Lees
Robert B. Lees
Chief Financial Officer, Secretary and Director

Date:	January 18, 2013	By:	/s/Nicole Leigh
Nicole Leigh
Director

4