Form 10-Q
period 2012-12-31
FONU2 Inc.
filed 2013-02-14
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes [  ] No [X]*

*  The registrant is currently working to obtain the audited financial statement of Cygnus Internet, Inc., that are required to be filed with its amended Current Report on Form 8-K dated March 29, 2012.

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

February 14, 2013 - Common – 59,098,446

February 14, 2013 - Preferred – none

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

FONU2 INC.

Balance Sheets

(Unaudited)

ASSETS
	December 31,	September 30,
	2012	2012
CURRENT ASSETS
Cash	$22,946	$3,038
Inventory	7,521	7,276
Prepaid expenses	119,726	220,548
Total Current Assets	150,193	230,862

PROPERTY AND EQUIPMENT, net	12,392	12,855

OTHER ASSETS
Security deposits	2,285	2,285
TOTAL ASSETS	$164,870	$246,002

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$107,670	$81,926
Accrued interest payable	11,096	7,154
Payroll liabilities	226,849	136,424
Notes payable	77,000	77,000
Convertible notes payable	75,000	75,000
Related party payable	29,000	-
Total Current Liabilities	526,615	377,504

TOTAL LIABILITIES	526,615	377,504

STOCKHOLDERS' (DEFICIT)
Preferred stock series A; 20,000,000 shares authorized,
at $0.01 par value, -0- and -0-
shares issued and outstanding, respectively	-	-
Preferred stock series B; 20,000,000 shares authorized,
at $0.01 par value, -0- and -0-	-	-
shares issued and outstanding, respectively
Common stock; 2,000,000,000 shares authorized,
at $0.001 par value, 59,098,446 and 66,676,182
shares issued and outstanding, respectively	59,098	66,676
Additional paid-in capital	37,175,262	37,144,409
Deficit accumulated during the development stage	(37,596,105)	(37,342,587)
Total Stockholders' Deficit	(361,745)	(131,502)

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)	$164,870	$246,002

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Statements of Operations
(unaudited)

	For the Three Months Ended
	December 31,
	2012	2011

REVENUES	$68,754	$-
COST OF SALES	17,730	-

GROSS PROFIT	51,024	-

OPERATING EXPENSES
General and administrative	300,602	305,270

Total Operating Expenses	300,602	305,270

LOSS FROM OPERATIONS	(249,578)	(305,270)

OTHER EXPENSES

Interest expense, net	(3,940)	-

Total Other Expenses	(3,940)	-

INCOME (LOSS) BEFORE INCOME TAXES	(253,518)	(305,270)
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(253,518)	$(305,270)

BASIC AND DILUTED INCOME (LOSS)
PER SHARE	$(0.00)	$(0.02)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	58,836,519	15,735,170

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	December 31,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(253,518)	$(305,270)
Adjustments to reconcile loss to cash flows from operating activities:
Depreciation	463	218
Contributed salary	-	125,000
Stock-based compensation	23,275	-
Changes in operating assets and liabilities
Inventory	(245)	-
Prepaid expenses	100,822	-
Accounts payable & accrued liabilities	120,111	11,800

Net Cash Used in Operating Activities	(9,092)	(168,252)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Capital contributions	-	1,000
Distributions to shareholders	-	(1,830)
Cash received on convertible notes payable	-	25,000
Proceeds from related party payable	29,000	-
Bank overdraft	-	893
Common and preferred stock issued for cash	-	129,349

Net Cash Provided by Financing Activities	29,000	154,412

NET INCREASE (DECREASE) IN CASH	19,908	(13,840)

CASH AT BEGINNING OF PERIOD	3,038	13,840

CASH AT END OF PERIOD	$22,946	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.

Notes to the Condensed Financial Statements

December 31, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements.  The results of operations for the periods ended December 31, 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the three months ended December 31, 2012 the Company realized a net loss of $253,518 and has incurred an accumulated deficit of $37,596,105. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY NOTES PAYABLE

During the period ended December 31, 2012 the Company borrowed an aggregate amount of $29,000 from its CEO, Jeff Pollitt. The note is unsecured, bears no interest and is due on demand.

NOTE 4 - COMMON STOCK

During the three months ended December 31, 2012 the Company issued 525,000 shares of common stock for services valued at $23,275.

On October 22, 2012, the Company entered into a Redemption Agreement with HMBL Trust, William Lavenia, and SLP-DZ-NTZ, LLC (collectively, the “Stockholders”), by which the Company agreed to purchase a total of 8,102,736 shares of its common stock from the Stockholders for total aggregate consideration of one dollar.  The Company further agreed to release the Stockholders from any and all liability relating to any claims that it may have as of the date of the Redemption Agreement. The transaction was recorded at par and $8,102 was recorded as a decrease to common stock and increase to additional paid in capital.

NOTE 5  – SUBSEQUENT EVENTS

Subsequent to December 31, 2012, the Company issued 175,000 shares of common stock for services.

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

Results of Operation

For The Three Months Ended December 31, 2012 Compared to The Three Months Ended December 31, 2011.

We had $68,754 in revenue in the quarterly period ended December 31, 2012, compared to $0 in the quarterly period ended December 31, 2011.  Cost of sales was $17,730 and $0 and gross profits were $51,024 and $0, in the quarters ended December 31, 2012 and 2011, respectively.

Our operating expenses decreased to $300,602 during the quarterly period ended December 31, 2012, from $305,270 in the year-ago period.  We has a loss from operations of $249,578 in the three months ended December 31, 2012 compared to a loss from operations of $305,270 in the three months ended December 31, 2011.  We had net interest expense of $3,940 in the quarter ended December 31, 2012 and $0 for the quarter ended December 31, 2011.

For the three months ended December 31, 2012, our net loss was $253,518, or $0.00 per share, as compared to a net loss of $305,270, or $0.02 per share, during the December 31, 2011 period.

Liquidity

The Company had cash on hand of $22,946 at December 31, 2012.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2013 fiscal year.  We will have to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the required funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 6, 2012, the Company issued a total of 350,000 “unregistered” and “restricted” shares of common stock to Jeffrey A. Olweean, Robert B. Lees and Nicole Leigh under the terms of their respective Independent Contractor Agreements and Executive Employment Agreements.  Each of these issuances was made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the quarterly period ended December 31, 2012, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

FONU2, INC.

Date:	February 14, 2013	By:	/s/Jeffrey M. Pollitt
Jeffrey Pollitt, President, CEO and Director

Date:	February 14, 2013	By:	/s/Robert B. Lee
Robert B. Lees, CFO, and Director

Date:	February 14, 2013	By:	/s/ Nicole Leigh
Nicole Leigh, Director