Form 10-Q/A
period 2012-03-31
FONU2 Inc.
filed 2013-02-22
CIK 1168325

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

May 17, 2012 - Common – 66,368,945

May 17, 2012 - Preferred –175,000

EXPLANATORY NOTE

On May 21, 2012, FONU2 Inc., a Nevada corporation formerly known as “Zaldiva, Inc.” (the “Company”), filed with the Securities and Exchange Commission its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “Original Filing”).  The Company is filing this amended Quarterly Report on Form 10-Q/A to reflect the restatement of its unaudited financial statements for the quarterly period ended March 31, 2012, and the notes thereto.  For a more detailed discussion of this restatement, see “Note 8 – Restated Financial Statements” of the unaudited financial statements included in Part I, Item 1 hereof.  Information contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has also been restated as applicable.  With the exception of these changes, this Form 10-Q/A continues to describe conditions that existed as of the date of the Original Filing.  The Company has not updated such disclosures to reflect events that have occurred subsequent to the Original Filing date.

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this amended Quarterly Report on Form 10-Q/A were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

FONU2 INC.

(formerly Cygnus Internet, Inc.)

Balance Sheets

ASSETS
	March 31,	December 31,
	2012	2011
	(Restated)	(Restated)
CURRENT ASSETS	(Unaudited)
Cash	$14,630	$-
Inventory	18,044	-
Prepaid expenses	420,000	-
Total Current Assets	452,674	-

PROPERTY AND EQUIPMENT, net	333,555	1,030

OTHER ASSETS
Security deposits	2,285	2,285
TOTAL ASSETS	$788,514	$3,315

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,895	$11,800
Notes payable	-	25,000
Convertible notes payable	75,000	-
Bank overdraft	-	893
Total Current Liabilities	89,895	37,693

TOTAL LIABILITIES	89,895	37,693

STOCKHOLDERS' (DEFICIT)
Preferred stock series A; 1,400,000 shares authorized,
at $0.01 par value, 500,000 and 868,239
shares issued and outstanding, respectively	500	8,682
Preferred stock series B; 1,712,052 shares authorized,
at $0.01 par value, -0- and 1,639,638	-	16,394
shares issued and outstanding, respectively
Common stock; 50,000,000 shares authorized,
at $0.01 par value, 65,436,182 and 16,003,175
shares issued and outstanding, respectively	65,436	16,003
Additional paid-in capital	37,338,514	2,372,400
Deficit accumulated during the development stage	(36,705,831)	(2,447,857)
Total Stockholders' Deficit	698,619	(34,378)

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)	$788,514	$3,315

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
(Formerly Cygnus Internet, Inc.)
Statements of Operations
(unaudited)
(Restated)

	For the Three Months Ended
	March 31,
	2012	2011

REVENUES	$-	$-
COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Depreciation	-	1,080
General and administrative	34,257,974	139,219

Total Operating Expenses	34,257,974	140,299

LOSS FROM OPERATIONS	(34,257,974)	(140,299)

OTHER EXPENSES

Interest expense	-	-

Total Other Expenses	-	-

INCOME (LOSS) BEFORE INCOME TAXES	(34,257,974)	(140,299)
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(34,257,974)	$(140,299)

BASIC AND DILUTED INCOME (LOSS)
PER SHARE	$(1.95)	$(0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	17,577,512	15,518,009

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
(Formerly Cygnus Internet, Inc.)
Statements of Cash Flows
(Unaudited)
(Restated)

	For the Three Months Ended
	March 31,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(34,257,974)	$(140,299)
Adjustments to reconcile loss to cash flows from operating activities:
Stock-based compensation	34,159,083	125,000
Depreciation expense	-	1,080
Changes in operating assets and liabilities
Prepaid expenses	(20,000)	-
Other assets	2,285	(2,285)
Accounts payable	(11,520)	(10)

Net Cash Used in Operating Activities	(128,126)	(16,514)

INVESTING ACTIVITIES
Cash received from Zaldiva.com	8,249	-

Net Cash Used in Investing Activities	8,249	-

FINANCING ACTIVITIES
Proceeds from convertible notes payable	50,000	-
Bank overdraft	(893)	-
Common and preferred stock issued for cash	85,400	21,110

Net Cash Provided by Financing Activities	134,507	21,110

NET INCREASE (DECREASE) IN CASH	14,630	4,596

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$14,630	$4,596
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING ACTIVITY
Shares issued to acquire Zaldiva.com	338,239	-
Conversion of preferred stock to common stock	25,076	-
Stock issued for prepaid expenses	400,000	-
Cancellation of shares	100	-

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, Inc.

(Formerly Cygnus Internet, Inc.)

Notes to the Financial Statements

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by FonU2, Inc. (“we”, “our”, the “Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011  audited financial statements as included in the Form 8-K/A as filed with the Securities and Exchange Commission on November 27, 2012.  The results of operations for the periods ended March 31, 2012 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the three months ended March 31, 2012 the Company realized a net loss of $34,257,974 and has incurred an accumulated deficit of $36,705,831.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

FONU2, Inc.

(Formerly Cygnus Internet, Inc.)

Notes to the Financial Statements

(Unaudited)

On March 6, 2012, the Company executed an Agreement and Plan of Reorganization (the “Agreement”) with Cygnus Internet Inc. (“Cygnus”), and Jeffrey M. Pollitt, who is Cygnus’ Chief Executive Officer and the holder of approximately 37% of Cygnus outstanding shares of common stock.  Under the Agreement, FONU2 acquired all of the material assets of Cygnus in exchange for 53,411,262 “unregistered” and “restricted” of FONU2’s common stock, which represented approximately 85% of FONU2’s issued and outstanding common stock upon issuance, with such shares to be issued pro rata to the Cygnus common stockholders.  The transaction closed on March 29, 2012.

The Agreement was accounted for as a reverse-merger recapitalization transaction, with Cygnus as the accounting acquirer, and FONU2 as the legal acquirer.  The historical financial statements presented herein for the period prior to the merger date are those of Cygnus.  Concurrent with the transaction, Cygnus changed its fiscal year end to September 30.  The Company has elected to file financial statements for the nine months ended September 30, 2012 to satisfy the requirement for filing financial statements for a period of one year as allowed by SEC Rule S-X 3-06.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During 2011, the Company entered into two debt agreements for a total of $75,000. The proceeds from the notes were to be held in escrow until the completion of a merger with a public entity. The notes carry interest at 10% and are convertible into shares of the potential merged entity at a discount of 30% to the market price of the potential merged entity’s common stock, however the conversion price can be no lower than $0.10 or higher than $0.50. If the merger did not occur, the Company must repay the note plus 10% interest. As of December 31, 2011, $25,000 of the funds were released from escrow for working capital purposes but are not considered convertible until closing of the merger. During the three months ended March 31, 2012, the remaining $50,000 of the funds were released from escrow. As of March 31, 2012, the Company has $75,000 in convertible notes outstanding. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instruments should be classified as liabilities as of the merger date of March 29, 2012, due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The value of the derivative liabilities on the merger date were insignificant, and none were recorded as of March 31, 2012.

NOTE 5 – COMMON STOCK

During the three months ended March 31, 2012 the Company converted 868,239 shares of Series A preferred stock and an additional 1,639,368 shares of Series B preferred stock into 2,507,607 shares of common stock.  The preferred shares were converted into common shares on a one preferred share for one common share basis, pursuant to the conversion terms of the preferred stock.

FONU2, Inc.

(Formerly Cygnus Internet, Inc.)

Notes to the Financial Statements

(Unaudited)

During the period ended March 31, 2012 the Company issued the following:

·

89,125 shares of common stock for cash proceeds of $85,400.

·

6,120,341 shares of common stock for services rendered.  The shares issued for services were valued at the value of the most recent cash issuances, resulting in an aggregate value of $5,306,889.

·

29,441,014 shares of common stock to various parties pursuant to certain non-dilution clauses in various service agreements.  These shares were valued at an aggregate of $28,852,194, or $0.98 per share.

·

2,000,000shares of common stock as a prepayment on certain professional services.  These shares were valued at an aggregate of $400,000.

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

AMOUNT
Cash	$ 8,249
Inventory	18,044
Land and Building	320,700
Property, plant and equipment	12,855
Deposit	2,285
Accounts Payable	(15,645)
Total	$ 346,488

NOTE 6 – COMMON STOCK WARRANTS AND OPTIONS

Prior to the merger transaction described in Note 1, Zaldiva had 500,000 warrants and 905,000 options outstanding.  These options and warrants were exchanged in the transaction at a 1:1 ratio and are now exercisable into shares of FONU2, Inc.  The following tables summarize these options and warrants from the date of merger through March 31, 2012.

	WARRANTS
	Number of Warrants	Weighted Average Exercise Price	Value if Exercised	Weighted Average Remaining Contractual Term
Outstanding at March 29, 2012	1,661,000	$0.58	968,345	1.45
Expired	-	-	-	-
Outstanding at March 31, 2012	1,661,000	$0.01	968,345	1.45
Exercisable at March 31, 2012	1,661,000	$0.01	968,345	1.45

FONU2, Inc.

(Formerly Cygnus Internet, Inc.)

Notes to the Financial Statements

(Unaudited)

NOTE 6 – COMMON STOCK WARRANTS AND OPTIONS (Continued)

	OPTIONS
	Date	Number of Options	Weighted Average Exercise Price	Value if Exercised	Weighted Average Remaining Contractual Term
Outstanding at March 29, 2012		905,000	$0.50	452,500	5.56
Granted		-	-	-	-
Exercised		-	-	-	-
Cancelled		-	-	-	-
Outstanding at March 31 , 2012		905,000	$0.50	452,500	5.56
Exercisable at March 31, 2012		905,000	$0.50	452,500	5.56

NOTE 7 – SIGNIFICANT EVENTS

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

NOTE 8 – RESTATED FINANCIAL STATEMENTS

The Company originally reported the acquisition of Cygnus as a purchase and presented Zaldiva Nevada’s historical financial statements as those of the Company. The Company has now determined that since the issuance of shares of the Company’s common stock resulted in the shareholders of Cygnus becoming the controlling shareholders of the Company the correct accounting is a recapitalization of Cygnus. Accordingly, the accompanying financial statements have been restated to show the historical financial statements of Cygnus as those of the Company and to show Cygnus as the accounting acquirer of Zaldiva Nevada.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2012, the Company issued 1,750,000 shares of its common stock for services, 250,000 shares of its common stock for prepaid services valued at $27,500, 50,000 shares for interest valued at $13,500, and 40,000 shares for cash of $10,000.

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

Subsequent to March 31, 2012, the Company borrowed an aggregate amount of $29,000 from its CEO, Jeff Pollitt. The note is unsecured, bears no interest and is due on demand.

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

Results of Operation

For The Three Months Ended March 31, 2012 Compared to The Three Months Ended March 31, 2011.

We did not recognize and revenue in the quarterly periods ended March 31, 2012, and March 31, 2011.  Cost of goods sold and gross profits were also $0 and $0, respectively, in both periods.

Our operating expenses increased to $34,257,974 during the quarterly period ended March 31, 2012, from $140,299 in the year-ago period.  The increase is due to $34,159,083 of expense recorded for the value of shares issued as compensation during the period.

For the three months ended March 31, 2012, our net loss was $34,257,974, or $1.95 per share, as compared to a net loss of $140,299, or $0.01 per share, during the March 31, 2011 period.  Our increasing net loss was largely attributable to the above-referenced $34,159,083 of expense recorded for the value of shares issued as compensation during the period.

Liquidity

The Company had cash on hand of $14,630 at March 31, 2012.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2012 fiscal year.  We will have to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the required funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

FONU2, INC.

Date:	February 21, 2013	By:	/s/Jeffrey M. Pollitt
Jeffrey Pollitt, President, CEO and Director

Date:	February 21, 2013	By:	/s/Robert B. Lee
Robert B. Lees, CFO, and Director

Date:	February 21, 2013	By:	/s/ Nicole Leigh
Nicole Leigh, Director