Form 10-Q/A
period 2012-06-30
FONU2 Inc.
filed 2013-02-22
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q/A-2

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

August 20, 2012 - Common – 66,451,182

August 20, 2012 - Preferred –0

EXPLANATORY NOTE

On August 22, 2012, FONU2 Inc., a Nevada corporation formerly known as “Zaldiva, Inc.” (the “Company”), filed with the Securities and Exchange Commission its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Original Filing”), and on September 13, 2012, the Company filed its amended Quarterly Report on Form 10-Q for the same quarterly period.  The Company is filing this second amended Quarterly Report on Form 10-Q/A-2 to reflect the restatement of its unaudited financial statements for the quarterly period ended June 30, 2012, and the notes thereto.  For a more detailed discussion of this restatement, see “Note 8 – Restated Financial Statements” of the unaudited financial statements included in Part I, Item 1 hereof.  Information contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has also been restated as applicable.  With the exception of these changes, this Form 10-Q/A-2 continues to describe conditions that existed as of the date of the Original Filing.  The Company has not updated such disclosures to reflect events that have occurred subsequent to the Original Filing date.

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this amended Quarterly Report on Form 10-Q/A2 were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

FONU2, INC.
(Formerly Cygnus Internet, Inc.)
Balance Sheets

ASSETS
	June 30,	December 31,
	2012	2011
	(restated)	(restated)
CURRENT ASSETS	(unaudited)

Cash	$8,612	$-
Inventory	13,670	-
Prepaid expenses	320,274	-
Total Current Assets	342,556	-
PROPERTY AND EQUIPMENT, net	329,118	1,030
OTHER ASSETS
Security deposits	2,285	2,285
TOTAL ASSETS	$673,959	$3,315

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$36,946	$11,800
Accrued interest payable	2,462	-
Payroll liabilities	52,450	-
Notes payable	77,000	25,000
Convertible notes payable	75,000	-
Bank overdraft	-	893
Total Current Liabilities	243,858	37,693
TOTAL LIABILITIES	243,858	37,693

STOCKHOLDERS' (DEFICIT)
Preferred stock series A; 1,400,000 shares authorized,
at $0.01 par value, 500,000 and 868,239
shares issued and outstanding, respectively	500	8,682
Preferred stock series B; 1,712,052 shares authorized,
at $0.01 par value, -0- and 1,639,638
shares issued and outstanding, respectively	-	16,394
Common stock; 50,000,000 shares authorized,
at $0.01 par value, 66,226,182 and 16,003,175
shares issued and outstanding, respectively	66,226	16,003
Additional paid-in capital	37,453,224	2,372,400
Deficit accumulated during the development stage	(37,089,849)	(2,447,857)
Total Stockholders' Deficit	430,101	(34,378)
TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)	$673,959	$3,315

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
(Formerly Cygnus Internet, Inc.)
Statements of Operations
(unaudited)
(restated)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

REVENUES	$41,403	$-	$41,403	$-
COST OF SALES	21,530	-	21,530	-

GROSS PROFIT	19,873	-	19,873	-

OPERATING EXPENSES
Depreciation	4,437	518	4,437	1,598
General and administrative	385,853	229,798	34,643,827	368,927

Total Operating Expenses	390,290	230,316	34,648,264	370,525

LOSS FROM OPERATIONS	(370,417)	(230,316)	(34,628,391)	(370,525)

OTHER EXPENSES

Interest expense, net	(13,601)	-	(13,601)	-

Total Other Expenses	(13,601)	-	(13,601)	-

INCOME (LOSS) BEFORE INCOME TAXES	(384,018)	(230,316)	(34,641,992)	(370,525)
PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(384,018)	$(230,316)	$(34,641,992)	$(370,525)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.83)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	65,563,297	15,572,220	41,633,963	15,558,003

The accompanying notes are an integral part of these financial statements.

FONU2, INC.
(Formerly Cygnus Internet, Inc.)
Statements of Cash Flows
(unaudited)
(restated)
	For the Six Months Ended
	June 30,	June 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(34,641,992)	$(370,525)
Adjustments to reconcile loss
to cash flows from operating activities:
Depreciation Expense	4,437	1,598
Amortization of debt discount	13,500	-
Stock-based compensation	34,223,583	250,000
Changes in operating assets and liabilities
Inventory	4,374	-
Prepaid expenses	107,226	-
Other assets	2,285	(2,285)
Accounts payable & accrued liabilities	65,443	(10)
Net Cash Used in Operating Activities	(221,144)	(121,222)

INVESTING ACTIVITIES
Cash received from Zaldiva.com	8,249	-
Net Cash Used in Investing Activities	8,249	-

FINANCING ACTIVITIES
Proceeds from convertible debt	50,000	-
Proceeds from notes payable	98,000	-
Payments on note payable	(21,000)	-
Bank overdraft	(893)	112
Common and preferred stock issued for cash	95,400	121,110
Net Cash Provided by Financing Activities	221,507	121,222

NET INCREASE (DECREASE) IN CASH	8,612	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$8,612	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-
NON-CASH INVESTING ACTIVITY
Shares issued to acquire Zaldiva.com	346,488	-
Conversion of preferred stock to common stock	25,076	-
Stock issued for prepaid expenses	427,500	-
Cancellation of shares	100	-
Debt discount due to shares issued with debt	13,500	-

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the six months ended June 30, 2012 the Company realized a net loss of $34,641,992 and has incurred an accumulated deficit of $37,089,849.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – NOTES PAYABLE

Convertible Notes Acquired from Cygnus

In the acquisition of Cygnus Internet, Inc. the Company assumed $75,000 of convertible notes payable. The notes payable accrue interest at 10% per annum. The shares are convertible to shares of the Company’s common stock at a discount equal to 30% of the trading price of the Company’s common stock. However, the shares may not be converted at a price lower than $0.10 per share or higher than $0.50 per share.  Consequently, the liability was recorded at $107,143 on the balance sheet.  See Note 6 regarding the purchase price allocation.  During the quarter ended June 30, 2012 the Company made a $21,000 payment on this note, leaving a balance of $86,143 at June 30, 2012.

Convertible Notes Payable

During 2011, the Company entered into two debt agreements for a total of $75,000.  The proceeds from the notes were to be held in escrow until completion of a merger with a public entity.  The notes carry interest at 10% and are convertible into shares of the potential merged entity at a discount of 30% to the market price of the potential merged entity’s common stock, however the conversion price can be no lower than $0.10 or higher than $0.50.  If the merger did not occur, the Company must repay the note plus 10% interest.  As of December 31, 2011, $25,000 of the funds were released from escrow for working capital purposes but are not considered convertible until closing of the merger.  During the six months ended June 30, 2012 the remaining $50,000 of the funds were released from escrow.  As of June 30, 2012, the Company had $75,000 in convertible notes outstanding. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instruments should be classified as liabilities as of the merger date of March 29, 2012, due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The value of the derivative liabilities on the merger date were insignificant, and none were recorded as of June 30, 2012.

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

On May 1, 2012 the Company borrowed $40,000 in the form of a note payable.  The note is unsecured, accrues interest at a rate of 10 percent per annum, and is due on demand. The Company issued 50,000 shares of common stock in conjunction with these notes. The fair value of the common stock was determined to be $13,500, which was recorded as a debt discount. The entire debt discount has been amortized into interest expense as of June 30, 2012.

As of June 30, 2012 and 2011, the Company has made payments on note payables of $21,000 and $0, respectively.

NOTE 5 – COMMON STOCK

During the period ended June 30, 2012 the Company converted 868,239 shares of Series A preferred stock and an additional 1,639,368 shares of Series B preferred stock into 2,507,607 shares of common stock.  The preferred shares were converted into common shares on a one preferred share for one common share basis, pursuant to the conversion terms of the preferred stock.

During the period ended June 30, 2012 the Company issued the following:

•

129,125 shares of common stock for cash proceeds of $95,400, at an average of $0.74 per share.

•

6,570,341 shares of common stock for services rendered.  The shares issued for services were valued at the value of the most recent cash issuances, resulting in an aggregate value of $5,371,389.

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

NOTE 6 – COMMON STOCK WARRANTS AND OPTIONS

Prior to the merger transaction described in Note 1, Zaldiva had 500,000 warrants and 905,000 options outstanding.  These options and warrants were exchanged in the transaction at a 1:1 ratio and are now exercisable into shares of FONU2, Inc.  The following tables summarize these options and warrants from the date of merger through June 30, 2012.

During the six months ended June 30, 2012 161,000 warrants expired unexercised.

The following tables summarize the stock warrant and option activity as of and for the period ended June 30, 2012:

	WARRANTS
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2011	1,661,000	$0.58	1.45
Expired	(125,000)	0.50	-
Expired	(36,000)	0.30	-
Outstanding at June 30, 2012	1,500,000	$0.20	0.57
Exercisable at June 30, 2012	1,500,000	$0.20	0.57

OPTIONS
Date	Number of Options	Weighted Average Exercise Price	Value if Exercised	Weighted Average Remaining Contractual Term
Outstanding at March 29, 2012	905,000	$0.50	452,500	5.56
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at June 30 , 2012	905,000	$0.50	452,500	4.56
Exercisable at June 30, 2012	905,000	$0.50	452,500	4.56

FONU2, INC.

(Formerly Cygnus Internet, Inc.)

Notes to the Financial Statements

(Unaudited)

NOTE 7 – SIGNIFICANT EVENTS

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

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2012, Company issued 1,150,000 shares of common stock for services.

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

Subsequent to June 30, 2012, the Company borrowed an aggregate amount of $29,000 from its CEO, Jeff Pollitt. The note is unsecured, bears no interest and is due on demand.

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

Results of Operation

For The Three Months Ended June 30, 2012 Compared to The Three Months Ended June 30, 2011.

During the quarterly period ended June 30, 2012, we recognized total revenues of $41,403, an increase from our total revenues of $0 in the quarterly period ended June 30, 2011.  Cost of goods sold during quarterly periods ended June 30, 2012, and 2011, were $21,530 and $0, respectively, or approximately 52% of sales in the June 30, 2012 period.

Our operating expenses increased to $390,290 during the quarterly period ended June 30, 2012, from $230,316 in the quarterly period ended June 30, 2011.  The increase is due to significantly higher general and administrative expenses, which totaled $385,853 and $229,798, respectively, in the June 30, 2012 and 2011 quarters.

For the three months ended June 30, 2012, our net loss was $384,018, or $0.01 per share, as compared to a net loss of $230,316, or $0.01 per share, during the June 30, 2011 period.  Our increasing net loss was largely attributable to the above-referenced increases in general and operating expenses and increased cost of sales.

For The Six Months Ended June 30, 2012 Compared to The Six Months Ended June 30, 2011.

During the six months ended June 30, 2012, we recognized total revenues of $41,403, an increase from our total revenues of $0 in the six months ended June 30, 2011.  Cost of goods sold during the six months ended June 30, 2012, and 2011 were $21,530 and $0, respectively, or approximately 52% of sales in the six months ended June 30, 2012 period.

Our operating expenses increased to $34,648,264 during the six months ended June 30, 2012, from $370,525 in the six months ended June 30, 2011.  The increase is due largely to$34,223,583 of expense recorded for the value of shares issued as compensation during the period compared to $250,000 as of the six months ended June 30, 2011.

For the six months ended June 30, 2012, our net loss was $34,641,992, or $0.83 per share, as compared to a net loss of $370,525, or $0.02 per share, during the six months ended June 30, 2011.

Liquidity

The Company had cash on hand of $8,612 at June 30, 2012.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2012 fiscal year, and that it will be necessary to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the required funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

*  These documents were filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 22, 2012.

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