Form 10-Q
period 2013-03-31
FONU2 Inc.
filed 2013-05-16
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [ X ] No [  ]

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

May 13, 2013 - Common – 45,678,605

May 13, 2013 - Preferred – none

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

FONU2 INC.

Balance Sheets

(Unaudited)

ASSETS

	March 31,	September 30,
	2013	2012
CURRENT ASSETS

Cash	$16,812	$3,038
Inventory	7,521	7,276
Prepaid expenses	21,096	220,548

Total Current Assets	45,429	230,862

PROPERTY AND EQUIPMENT, net	11,939	12,855

OTHER ASSETS
Security deposits	2,285	2,285
TOTAL ASSETS	$59,653	$246,002

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$82,313	$81,926
Accrued interest payable	16,770	7,154
Payroll liabilities	337,949	136,424
Derivative liability	103,358	-
Notes payable	97,500	77,000
Convertible notes payable, net	123,000	75,000
Related party payable	52,300	-

Total Current Liabilities	813,190	377,504

TOTAL LIABILITIES	813,190	377,504

STOCKHOLDERS' (DEFICIT)
Preferred stock series A; 20,000,000 shares authorized, at $0.01 par value, -0- and -0- shares issued and outstanding, respectively	-	-
Preferred stock series B; 20,000,000 shares authorized, at $0.01 par value, -0- and -0- shares issued and outstanding, respectively	-	-
Common stock; 2,000,000,000 shares authorized,
at $0.001 par value, 47,377,178 and 66,676,182
shares issued and outstanding, respectively	47,377	66,676
Additional paid-in capital	37,338,568	37,144,409
Deficit accumulated during the development stage	(38,139,482)	(37,342,587)
Total Stockholders' Deficit	(753,537)	(131,502)
TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)	$59,653	$246,002

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31		March 31
	2013	2012	2013	2012

REVENUES	$59,523	$-	$128,278	$-
COST OF SALES	38,157	-	55,887	-

GROSS PROFIT	21,366	-	72,391	-

OPERATING EXPENSES

Depreciation	453	-	916	-
Professional fees	188,307	-	329,884	-
General and administrative	146,191	34,257,974	304,752	34,563,244

Total Operating Expenses	334,951	34,257,974	635,552	34,563,244

LOSS FROM OPERATIONS	(313,585)	(34,257,974)	(563,161)	(34,563,244)

OTHER EXPENSES

Interest expense	(121,674)	-	(125,616)	-
Loss on derivative liability	(108,118)	-	(108,118)	-

Total Other Expenses	(229,792)	-	(233,734)	-

INCOME (LOSS) BEFORE INCOME TAXES	(543,377)	(34,257,974)	(796,895)	(34,563,244)
PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(543,377)	$(34,257,974)	$(796,895)	$(34,563,244)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$(1.95)	$(0.01)	$(1.97)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,365,357	17,577,512	56,719,054	17,577,512

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Statements of Cash Flows
(Unaudited)
	For the Six	For the Six
	Months Ended	Months Ended
	March 31	March 31
	2013	2012
OPERATING ACTIVITIES
Net loss	$(796,895)	$(34,563,244)
Adjustments to reconcile loss
to cash flows from operating activities:
Depreciation	916	-
Amortization of debt discount	87,000	-
Loss on derivative liability	108,118	-
Loss on default of note payable	29,000	-
Stock-based compensation	44,100	34,159,083
Contributed salary	-	125,000
Changes in operating assets and liabilities
Inventory	(245)
Prepaid expenses and other assets	199,452	(17,715)
Accounts payable & accrued liabilities	235,028	498
Net Cash Used in Operating Activities	(93,526)	(296,378)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	8,249

FINANCING ACTIVITIES
Capital contributions	-	1,000
Distributions to shareholders	-	(1,830)
Cash received on convertible notes payable	55,000	75,000
Net advances from related party debt	52,300	-
Common and preferred stock issued for cash	-	214,749
Net Cash Provided by Financing Activities	107,300	288,919

NET INCREASE (DECREASE) IN CASH	13,774	790

CASH AT BEGINNING OF YEAR	3,038	13,840

CASH AT END OF YEAR	$16,812	$14,630
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-
NON-CASH INVESTING ACTIVITY
Conversion of accounts payable to notes payable	23,500	-
Common stock issued for convertible notes payable	39,000	-
Cancellation of common stock	23,103	-
Debt discount from derivative liability	87,000	-
Write off of derivative liability into additional paid in capital	91,760	-

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.

Notes to the Condensed Unaudited Financial Statements

March 31, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the six months ended March 31, 2013 the Company realized a net loss of $796,895 and had a working capital deficit of $767,761. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY NOTES PAYABLE

During the period ended March 31, 2013 the Company borrowed an aggregate amount of $44,300 from its former CEO, Jeff Pollitt. The note is unsecured, bears no interest and is due on demand.

During the period ended March 31, 2013 the Company borrowed an aggregate amount of $13,000 from its CMO, Niccole Leigh. The Company made a $5,000 payment on this amount during the period, leaving an open balance of $8,000 at March 31, 2013.  The note is unsecured, bears no interest and is due on demand.

NOTE 4 – FAIR VALUE MEASUREMENTS

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 –

Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 -

Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 –

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as March 31, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability	-	--	103,358	103,358

NOTE 5 – DERIVATIVE INSTRUMENTS

During 2013, the Company issued debt instruments that were convertible into common stock at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion. See Note 6.  The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815.  Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities.

During 2013, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

The following table summarizes the changes in the derivative liabilities during the period ended March 31, 2013:

Ending balance as of September 30, 2012	$-

Additions due to new convertible debt issued	153,465

Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(91,760)

Change in fair value	41,653

Ending balance as of March 31, 2013	$103,358

During the period ended March 31, 2013, the loss on derivatives of $108,118 in the statement of operations consisted of a loss on the change in fair value of $41,653 noted above and a loss of $66,465, which was the amount by which the derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 285-693%, risk free rate of 0.18-0.14% and an expected term of 0.50 to 1 year.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During 2013, $58,000 of notes payable that were previously not convertible became convertible.  The embedded conversion options in these notes are required to be classified as liabilities.  See Note 5.  The note payable was due on February 2, 2013, and the Company incurred an additional $29,000 owed as part of the principal of the note due to being in default. During the three months ended March 31, 2013, the lender converted $39,000 of the note payable. As of March 31, 2013, the note had an outstanding principal of $48,000.

On March 11, 2013 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $78,500.  $23,500 of the proceeds were paid directly to the Company’s vendors by the lender. The principal accrues interest at a rate of eight percent per annum and is due in full on December 16, 2013.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default.

NOTE 7 - COMMON STOCK

On October 22, 2012 the Company

entered into a Redemption Agreement with HMBL Trust, William Lavenia, and SLP-DZ-NTZ, LLC (collectively, the “Stockholders”), by which the Company agreed to purchase a total of 8,102,736 shares of its common stock from the Stockholders for total aggregate consideration of one dollar.  The Company further agreed to release the Stockholders from any and all liability relating to any claims that it may have as of the date of the Redemption Agreement.  The 8,102,736 repurchased shares of common stock were cancelled immediately upon receipt.

During the six months ended March 31, 2013 the Company issued 1,050,000 shares of common stock for services valued at $44,100.

On February 27, 2013, Jeff Pollitt, the Company’s CEO, resigned his position with the Company.  Pursuant to this resignation, Mr. Pollitt returned 15,000,000 of his 22,796,962 shares of the Company’s common back to the Company. The 15,000,000 shares were cancelled by the Company immediately upon receipt.

On March 25, 2013 the Company issued 2,753,732 shares of common stock to a third party pursuant to a partial conversion of a convertible promissory note.  The issuance resulted in a $39,000 reduction to the convertible promissory note, which has an outstanding balance of $48,000 at March 31, 2013.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the Company issued 175,000 shares of common stock for services provided by management, issued 1,981,515 shares of common stock for services provided by consultants, and issued an additional 1,190,476 shares of common stock upon the conversion of $15,000 in convertible debt.

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

Results of Operation

For The Three Months Ended March 31, 2013 Compared to The Three Months Ended March 31, 2012.

We had $59,523 in revenue in the quarterly period ended March 31, 2013, compared to $-0- in the quarterly period ended March 31, 2012.  Cost of sales was $38,157 and $-0- and gross profits were $21,366 and $-0-, in the quarters ended March 31, 2013 and 2012, respectively.

Our operating expenses decreased to $334,951 during the quarterly period ended March 31, 2013, from $34,257,974 in the year-ago period.  We has a loss from operations of $313,585 in the three months ended March 31, 2013 compared to a loss from operations of $34,257,974 in the three months ended March 31, 2012.  We had net interest expense of $121,674 in the quarter ended March 31, 2013 and $-0- for the quarter ended March 31, 2012 and a loss on derivative liability of $108,118 for the three months ended March 31, 2013 and $-0- for the three months ended March 31, 2012.

For the three months ended March 31, 2013, our net loss was $543,377, or $0.01 per share, as compared to a net loss of $34,257,974, or $1.95 per share, during the March 31, 2012 period.

For The Six Months Ended March 31, 2013 Compared to The Six Months Ended March 31, 2012.

We had $128,278 in revenue in the six months ended March 31, 2013, compared to $-0- in the six months ended March 31, 2012.  Cost of sales was $55,887 and $-0- and gross profits were $72,391 and $-0-, in the six months ended March 31, 2013 and 2012, respectively.

Our operating expenses decreased to $635,552 during the six months ended March 31, 2013, from $34,563,244 in the year-ago period.  We has a loss from operations of $563,161 in the six months ended March 31, 2013 compared to a loss from operations of $34,563,244 in the six months ended March 31, 2012.  We had net interest expense of $125,616 in the six months ended March 31, 2013 and $-0- for the six months ended March 31, 2012 and a loss on derivative liability of $108,118 for the six months ended March 31, 2013 and $-0- for the six months ended March 31, 2012.

For the six months ended March 31, 2013, our net loss was $796,895, or $0.01 per share, as compared to a net loss of $34,563,244, or $1.97 per share, during the March 31, 2012 period.

Liquidity

The Company had cash on hand of $16,812 as of March 31, 2013.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2013 fiscal year.  We will have to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the required funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 11, 2013, and March 31, 2013, the Company issued a total of 350,000 “unregistered” and “restricted” shares of common stock, and 175,000 “unregistered” and “restricted” shares of common stock, respectively, to

Jeffrey A. Olweean, Robert B. Lees and Nicole Leigh under the terms of their respective Independent Contractor Agreements and Executive Employment Agreements.  Each of these issuances was made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

On February 27, 2013; March 8, 2013; and March 26, 2013, the Company issued 875,912 “unregistered” and “restricted” shares; 750,000 “unregistered” and “restricted” shares; and 1,127,820 “unregistered” and “restricted” shares, respectively, to Asher Enterprises, Inc., upon partial conversion of a convertible promissory note.  These issuances were made in reliance on Rule 144 of the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the quarterly period ended March 31, 2013, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.  Exhibits.

Exhibit No.                          Identification of Exhibit

31.1 31.2 32

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Robert B. Lees, Interim President.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Robert B. Lees, Chief Financial Officer.

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Robert B. Lees, Interim President and Chief Financial Officer.

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

FONU2, INC.

Date:	May 16, 2013	By:	/s/Robert B. Lees
Interim President and CEO, CFO and Director

Date:	May 16, 2013	By:	/s/ Nicole Leigh
Nicole Leigh, Director