Form 10-KT/A
period 2012-09-30
FONU2 Inc.
filed 2013-06-07
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A -2

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

December 18, 2012:  Common – 58,658,452

Documents incorporated by reference: See Item 15.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A-2 (this “Amendment”) amends the Annual Report on Form 10-K of FONU2 Inc., a Nevada corporation (the “Company”, “us,” “our,” “we” and words of similar import) for the fiscal year ended September 30, 2012, which was originally filed with the Securities and Exchange Commission (the “SEC”) on January 17, 2013 (the “Original Filing”).

Except as described herein, no other changes have been made to the Original Filing and no attempt has been made in this Amendment to modify or update disclosures for events that occurred subsequent to the Original Filing. This Amendment should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the date of the Original Filing, and any amendments to those filings, including any Current Reports filed on Form 8-K subsequent to the date of the Original Filing, if any.

We are filing this Amendment to our Original Filing to clarify the disclosure contained in Item 9A as it relates to changes in internal controls over financial reporting. For the convenience of the reader, with the exception of the above-referenced clarification to Item 9A, this Form 10-K/A-2 sets forth the Original Filing in its entirety.

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

Our operating expenses were $34,908,515 in the nine-month period ended September 30, 2012.  The majority of these expenses were for compensation of $34,388,907.  Net loss totaled $34,894,730 ($0.70 per share) for the nine-

month period ended September 30, 2012.  For the year ended December 31, 2011 we had operating expenses of $1,490,085.  The majority of these expenses were for general and administrative expenses of $916,939.  Net loss was $1,490,085 ($0.09 per share) for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth fiscal quarter of the fiscal year covered by this Transition Report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting .

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

(a)(3)         Exhibits.  The following exhibits are filed as part of this Transition Report:

No.            Description

Exhibit 31.1 Certification of Robert B. Lees , the Company’s CEO, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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

FONU2 INC.

Date:	J une 6 , 2013	By:	/s/ Robert B. Lees
Robert B. Lees,
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FONU2 INC.

Date:	J une 6 , 2013	By:	/s/Robert B. Lees
Robert B. Lees
Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Secretary and Director

Date:	June 6 , 2013	By:	/s/Nicole Leigh
Nicole Leigh
Director