Form 10-Q
period 2013-06-30
FONU2 Inc.
filed 2013-08-19
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

August 16, 2013 - Common – 69,290,848

August 16, 2013 - Preferred – none

PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

FONU2 INC.

Balance Sheets

ASSETS
	June 30,	September 30,
	2013	2012
	(Unaudited)
CURRENT ASSETS
Cash	$114,032	$3,038
Inventory	7,520	7,276
Prepaid expenses	22,096	220,548
Total Current Assets	143,648	230,862

PROPERTY AND EQUIPMENT, net	14,429	12,855

OTHER ASSETS
Security deposits	2,285	2,285
TOTAL ASSETS	$160,362	$246,002

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$45,459	$81,926
Accrued interest payable	24,631	7,154
Payroll liabilities	337,199	136,424
Derivative liability	4,827	-
Notes payable	150,500	19,000
Convertible notes payable, net	81,000	133,000
Related party payable	196,300	-

Total Current Liabilities	839,916	377,504

TOTAL LIABILITIES	839,916	377,504

STOCKHOLDERS' (DEFICIT)
Preferred stock series A; 20,000,000 shares authorized, at $0.01 par value, -0- and -0- shares issued and outstanding, respectively	-	-
Preferred stock series B; 20,000,000 shares authorized, at $0.01 par value, -0- and -0- shares issued and outstanding, respectively	-	-
Common stock; 2,000,000,000 shares authorized, at $0.001 par value, 54,041,429 and 66,676,182 shares issued and outstanding, respectively	54,041	66,676
Additional paid-in capital	37,498,441	37,144,409
Deficit accumulated during the development stage	(38,232,036)	(37,342,587)
Total Stockholders' Deficit	(679,554)	(131,502)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$160,362	$246,002

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.

Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES	$76,380	$41,403	$204,658	$41,403
COST OF SALES	32,616	21,530	88,503	21,530

GROSS PROFIT	43,764	19,873	116,155	19,873

OPERATING EXPENSES

Depreciation	510	4,437	1,426	4,437
Professional fees	29,083	-	358,967	-
General and administrative	145,559	385,853	450,311	34,949,097

Total Operating Expenses	175,152	390,290	810,704	34,953,534

LOSS FROM OPERATIONS	(131,388)	(370,417)	(694,549)	(34,933,661)

OTHER EXPENSES

Interest expense	(7,861)	(13,601)	(133,477)	(13,601)
Loss on derivative liability	46,695	-	(61,423)	-

Total Other Expenses	38,834	(13,601)	(194,900)	(13,601)

NET LOSS	$(92,554)	$(384,018)	$(889,449)	$(34,947,262)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$(0.01)	$(0.02)	$(0.84)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	51,177,012	65,563,297	54,871,707	41,633,963

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine
	Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(889,449)	$(34,947,262)
Adjustments to reconcile loss to cash flows from operating activities:
Depreciation	1,426	4,655
Contribution Salary	-	125,000
Amortization of debt discount	87,000	13,500
Loss on derivative liability	61,423	-
Common stock issued for services	116,801	34,223,583
Loss on default of note payable	29,000	-
Changes in operating assets and liabilities
Inventory	(244)	4,374
Prepaid expenses and other assets	198,452	109,511
Accounts payable & accrued liabilities	208,285	77,243
Net Cash Used in Operating Activities	(187,306)	(389,396)

INVESTING ACTIVITIES
Purchase of fixed assets	(3,000)	-
Net Cash Used in Investing Activities	(3,000)	-

FINANCING ACTIVITIES
Cash received from Zaldiva.com	-	8,249
Capital contributions	-	1,000
Distributions to shareholders	-	(1,830)
Cash received on convertible notes payable	105,000	50,000
Cash received on notes payable		123,000
Repayment of notes payable	-	(21,000)
Proceeds from related party payables	201,300	-
Repayments of related party payables	(5,000)	-
Common and preferred stock issued for cash	-	224,749
Net Cash Provided by Financing Activities	301,300	384,168

NET INCREASE (DECREASE) IN CASH	110,994	(5,228)

CASH AT BEGINNING OF YEAR	3,038	13,840

CASH AT END OF YEAR	$114,032	$8,612

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.

Statements of Cash Flows

(Unaudited)

(Continued)

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING ACTIVITY
Conversion of accounts payable to notes payable	26,500	-
Common stock issued for convertible notes payable	81,000	-
Cancellation of common stock	23,103	100
Debt discount from derivative liability and common stock issued with debt	87,000	13,500
Write off of derivative liability into additional paid in capital	143,596	-
Notes payable become convertible	58,000	-
Shares issued to acquire Zaldiva.com	-	346,488
Conversion of preferred stock to common stock	-	25,076
Stock issued for prepaid expenses	-	427,500

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.

Notes to the Condensed Unaudited Financial Statements

June 30, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the nine months ended June 30, 2013 the Company realized a net loss of $889,449 and had a working capital deficit of $696,268. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY NOTES PAYABLE

During the period ended June 30, 2013 the Company borrowed an aggregate amount of $188,300 from its former CEO, Jeff Pollitt. The note is unsecured, bears no interest and is due on demand.

During the period ended June 30, 2013 the Company borrowed an aggregate amount of $13,000 from its CMO, Niccole Leigh. The Company made a $5,000 payment on this amount during the period, leaving an open balance of $8,000 at June 30, 2013.  The note is unsecured, bears no interest and is due on demand.

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

FONU2, INC.

Notes to the Condensed Unaudited Financial Statements

June 30, 2013

NOTE 4 – FAIR VALUE MEASUREMENTS (Continued)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as June 30, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability	-	--	4,827	4,827

NOTE 5 – DERIVATIVE INSTRUMENTS

During 2013, the Company issued debt instruments that were convertible into common stock at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion. See Note 6.  The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815.  Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. A debt discount of $87,000 was recorded as a result of this derivative liability, all of which was amortized into interest expense for the nine months ended June 30, 2013.

During 2013, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

The following table summarizes the changes in the derivative liabilities during the period ended June 30, 2013:

Ending balance as of September 30, 2012	$-
Additions due to new convertible debt issued	153,465
Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(143,596)
Change in fair value	(5,042)
Ending balance as of June 30, 2013	$4,827

FONU2, INC.

Notes to the Condensed Unaudited Financial Statements

June 30, 2013

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

During the period ended June 30, 2013, the loss on derivatives of $61,423 in the statement of operations consisted of a gain on the change in fair value of $5,042 noted above and a loss of $66,465, which was the amount by which the derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 86-693%, risk free rate of 0.12-0.18% and an expected term of 0.25 to one year.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During 2013, $58,000 of notes payable that were previously not convertible became convertible.  The embedded conversion options in these notes are required to be classified as liabilities.  See Note 5. The note payable was due on February 2, 2013, and the Company incurred an additional $29,000 owed as part of the principal of the note due to being in default. During the period ended June 30, 2013, the lender converted $81,000 of the note payable. As of June 30, 2013, the note had an outstanding principal of $6,000.

On March 11, 2013 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $78,500.  $23,500 of the proceeds were paid directly to the Company’s vendors by the lender. The principal accrues interest at a rate of eight percent per annum and is due in full on December 16, 2013.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

On June 12, 2013 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $53,000.  $3,000 of the proceeds were paid directly to the Company’s vendors by the lender.  The principal accrues interest at a rate of eight percent per annum and is due in full on March 14, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

FONU2, INC.

Notes to the Condensed Unaudited Financial Statements

June 30, 2013

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

During the nine months ended June 30, 2013 the Company issued 4,081,515 shares of common stock for services valued at $116,801.

On February 27, 2013, Jeff Pollitt, the Company’s CEO, resigned his position with the Company.  Pursuant to this resignation, Mr. Pollitt returned 15,000,000 of his 22,796,962 shares of the Company’s common back to the Company. The 15,000,000 shares were cancelled by the Company immediately upon receipt.

During the nine months ended June 30, 2013 the Company issued 6,386,468 shares of common stock to a third party pursuant to a partial conversion of a convertible promissory note.  The issuance resulted in an $81,000 reduction to the convertible promissory note, which has an outstanding balance of $6,000 at June 30, 2013.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the Company issued common stock to various entities as follows:

1)

756,364 shares of common stock upon the conversion of a $6,000 convertible promissory note along with $2,320 unpaid accrued interest.

2)

8,000,000 shares of common stock for consulting services

3)

243,055 shares of common stock upon conversion of a $25,000 convertible promissory note along with unpaid accrued interest.

4)

6,250,000 units sold at $0.04 per unit, consisting of one share of common stock and one warrant to purchase an additional share of common stock at $0.04 per share, exercisable for three months.

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

Results of Operation

For The Three Months Ended June 30, 2013 Compared to The Three Months Ended June 30, 2012.

We had $76,380 in revenue in the quarterly period ended June 30, 2013, compared to $41,403 in the quarterly period ended June 30, 2012.  Cost of sales was $32,616 and $21,530 and gross profits were $43,764 and $19,873, in the quarters ended June 30, 2013 and 2012, respectively.

Our operating expenses decreased to $175,152 during the quarterly period ended June 30, 2013, from $390,290 in the year-ago period.  We had a loss from operations of $131,388 in the three months ended June 30, 2013 compared to a loss from operations of $370,417 in the three months ended June 30, 2012.  We had net interest expense of $7,861 in the quarter ended June 30, 2013 and $13,601 for the quarter ended June 30, 2012 and a loss on derivative liability of $46,695 for the three months ended June 30, 2013 and $0 for the three months ended June 30, 2012.

For the three months ended June 30, 2013, our net loss was $92,554, or $0.00 per share, as compared to a net loss of $384,018, or $0.01 per share, during the year-ago period.

For The Nine Months Ended June 30, 2013 Compared to The Nine Months Ended June 30, 2012.

We had $204,658 in revenue in the nine months ended June 30, 2013, compared to $41,403 in the nine months ended June 30, 2012.  Cost of sales was $88,503 and $21,530 and gross profits were $116,155 and $19,873, in the nine months ended June 30, 2013 and 2012, respectively.

Our operating expenses decreased to $810,704 during the nine months ended June 30, 2013, from $34,953,534 in the year-ago period.  We has a loss from operations of $694,549 in the nine months ended June 30, 2013 compared to a loss from operations of $34,933,661 in the nine months ended June 30, 2012.  We had net interest expense of $133,477 in the nine months ended June 30, 2013 and $13,601 for the nine months ended June 30, 2012 and a loss on derivative liability of $61,423 for the nine months ended June 30, 2013 and $0 for the nine months ended June 30, 2012.

For the nine months ended June 30, 2013, our net loss was $889,449, or $0.02 per share, as compared to a net loss of $34,947,262, or $0.84 per share, during the June 30, 2012 period.

Liquidity

The Company had cash on hand of $114,032 as of June 30, 2013.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2013 fiscal year.  We will have to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the required funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 9, 2013, and June 13, 2013, the Company issued a total of 450,000 “unregistered” and “restricted” shares of common stock, and 75,000 “unregistered” and “restricted” shares of common stock, respectively, to Jeffrey A. Olweean, Robert B. Lees and Nicole Leigh under the terms of their respective Independent Contractor Agreements and Executive Employment Agreements.  Each of these issuances was made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

On April 17, 2013; May 17, 2013; and June 4, 2013, the Company issued 1,190,476 “unregistered” and “restricted” shares; 1,090,909 “unregistered” and “restricted” shares; and 1,351,351 “unregistered” and “restricted” shares, respectively, to Asher Enterprises, Inc., upon partial conversion of a convertible promissory note.  These issuances were made in reliance on Rule 144 of the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the quarterly period ended June 30, 2013, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

FONU2, INC.

Date:	August 19, 2013	By:	/s/Robert B. Lees
Interim President and CEO, CFO and Director

Date:	August 19, 2013	By:	/s/ Nicole Leigh
Nicole Leigh, Director