Form 10-K
period 2013-09-30
FONU2 Inc.
filed 2014-01-06
CIK 1168325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2013

or

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

December 5, 2013 - $3,002,649.  There are approximately 50,044,143 shares of common voting stock of the Registrant beneficially owned by non-affiliates.  There is a limited public market for the common stock of the Registrant, so this computation is based upon the closing sale price of $0.06 per share of the Registrant's common stock on the OTC Bulletin Board on December 5, 2013.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

December 23, 2013:  Common – 75,514,919

Documents incorporated by reference: See Item 15.

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to “FONU2” the “Company,” “we,” “us,” “our” and words of similar import refer to FONU2 Inc., a Nevada corporation, unless the context requires otherwise.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

● our ability to raise capital;

● our ability to successfully implement our business plan;

● declines in general economic conditions in the markets where we may operate; and

● significant competition in the markets where we may operate.

You should read any other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Annual Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission (the “Commission”), including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

● the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

● the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

● the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

● the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

● Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

● Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

●   Section 14A(b) of the Exchange Act, which requires an issuer to seek shareholder approval of its so-called “golden parachute” compensation, or compensation upon termination of an employee’s employment.

Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

PART I

ITEM 1.  BUSINESS

Material Developments Since the End of Our 2012 Fiscal Year.

On October 22, 2012, the Company entered into a Redemption Agreement with HMBL Trust, William Lavenia, and SLP-DZ-NTZ, LLC (collectively, the “Stockholders”), by which the Company agreed to purchase a total of 8,102,736 shares of its common stock from the Stockholders for total aggregate consideration of one dollar.  The Company further agreed to release the Stockholders from any and all liability relating to any claims that it may have as of the date of the Redemption Agreement.  A copy of the Redemption Agreement was attached as Exhibit 10 to our 8-K Current Report dated October 22, 2012, and filed with the Commission on October 24, 2012.

On February 27, 2013, Jeffrey Pollitt resigned as the President and Chief Executive Officer and as a director of FONU2, Robert B. Lees, the Company’s Chief Financial Officer, was appointed to serve as the Company’s interim President and Chief Executive Officer and Nicole Leigh assumed the duties of Company Secretary.  In addition to his above-referenced resignations, on February 27, 2013, Mr. Pollitt agreed to return to the Company 15,000,000 of his 22,796,962 shares of Company common stock for cancellation.  For more information on these matters, see our Current Report on Form 8-K dated February 27, 2013, and filed with the Commission on February 28, 2013.

Effective as of March 11, 2013, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., a Delaware corporation (“Asher”), by which the Company agreed to sell, and Asher agreed to purchase, an 8% convertible note in the aggregate principal amount of $78,500.  For more information regarding this Securities Purchase Agreement, see our Current Report on Form 8-K dated March 11, 2013, and filed with the Commission on March 19, 2013.

Effective as of June 25, 2013, we entered into a second Securities Purchase Agreement with Asher, by which we agreed to sell, and Asher agreed to purchase, an 8% convertible note in the aggregate principal amount of $53,000. For more information regarding this Securities Purchase Agreement see our Current Report on Form 8-K dated June 25, 2013, and filed with the Commission on July 1, 2013.

On August 10, 2013, we entered into a Consulting Agreement with EquityGroups, LLC, a Delaware limited liability company (“EquityGroups”), under which EquityGroups agreed to implement an investor awareness program for the Company for a period of one year in consideration of a fee of $5,000 per month during the term of the Consulting Agreement and the issuance of three percent of the Company’s outstanding equity at the time of the signing of the Consulting Agreement.  For more information regarding this Consulting Agreement see our Current Report on Form 8-K dated August 10, 2013, and filed with the Commission on August 13, 2013.

On September 11, 2013, Robert B. Lees and Nicole Leigh, acting as the sole directors of the Company, resolved to appoint Roger Miguel to fill the vacancy on the Company’s Board of Directors that was created by the resignation of Jeffrey Pollitt from the Board on February 27, 2013.  On the same date, Mr. Miguel accepted his appointment and agreed to serve as a director of the Company until the next annual meeting of the Company’s stockholders or his prior resignation or termination.   For more information regarding this appointment see our Current Report on Form 8-K dated September 11, 2013, and filed with the Commission on September 12, 2013.

Events Subsequent to the End of Our 2013 Fiscal Year

Effective as of November 6, 2013, we entered into a third Securities Purchase Agreement with Asher, by which we agreed to sell, and Asher agreed to purchase, an 8% convertible note in the aggregate principal amount of $128,500. For more information regarding this Securities Purchase Agreement, see our Current Report on Form 8-K dated November 6, 2013, and filed with the Commission on November 19, 2013.

Effective as of November 13, 2013, we executed a $300,000 Promissory Note in favor of JMJ Financial (“JMJ”). For more information regarding this Promissory Note, see our Current Report on Form 8-K dated November 13, 2013, and filed with the Commission on November 18, 2013.

On December 16, 2013, the Company’s Board of Directors resolved to conduct an offering of up to 4 million shares of common stock to “accredited” investors only, at a price of $0.04 per share, with such offering to remain open through December 31, 2013.  As of the date hereof, the Company has sold 3,250,000 shares for total gross proceeds of $130,000.

Description of Business

FONU2 is currently developing a social commerce web-site and mobile applications bringing sellers and buyers of services and products together in real time. We are currently focused on completing the development of our mobile service to establish our platform as the “go to” destination for sellers and buyers to list and search for services/products, schedule appointments, and make payments, all in a real time mobile environment.  FONU2 will also be the only prepaid card to fully integrate Facebook relationships into the transaction experience. In the future, we may also acquire other companies ,and similar products and services to those we currently offer, or will offer in the future.

The Company continues to operate its legacy business of selling comic books, toys and collectible items at its retail location at 331 East Commercial Blvd., Ft. Lauderdale, Florida, and through its web site Zaldiva.com and on eBay.

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

Internet and Social Media Marketing.

FONU2’s web-site and mobile application will be utilizing proven viral search engine techniques coupled with social media management to bring in new clients to it’s social commerce platform. FONU2’s primary marketing focus will be in the following areas: Press releases and launch announcement, informational video clips, affiliate marketing, click-thru advertising, member referral programs, and strategic partnership

Principal Products or Services and Their Markets

Our website and mobile app will offer a social commerce marketing platform where people can promote themselves locally and through their social networks and make extra money.  Services will include post and list services, buy and sell listings, jobs classified, lost and found as well as social networking and games.  Our target market, is the local internet advertising business by younger consumers who are focused on social media networking and smartphone technology.

Over the past six months we have made the following improvements to our planned product offering:

● Developed core functionality on our web-site including:

● Enhanced account profile functionality with customizable privacy settings,

● Amazon Wallet integration to allow secure transactions utilizing a familiar, trusted provider

● Enhanced Post and List functionality

● Added a dynamic ticket functionality with unique integrated GPS and Messaging technology

● Introduced Lost and Found functionality, where members can offer rewards for lost valuables, pets or children

● Partnered with Gamaroff Digital of the UK to develop a world class mobile app for FonU2 Inc

● Implemented a multi-layer security environment to protect customers’ data

● Contracted with Amazon Web Services (AWS) in order to deliver cloud performance solutions and data protection services to its customer base.

●   Over the next six months, FONU2 plans to finish developing core functionality of its web site and mobile app.   The Company plans to launch beta versions early in the new year and is planning a full launch by the end of the first quarter of 2014.

In our legacy retail business, our principal products are the comic books, toys, collectibles and estate sale items that we sell from our store in the Ft. Lauderdale, Florida area, and through our web site (www.zaldiva.com) and on eBay. The Company has maintained an e-commerce web presence through zaldiva.com since July of 1997.  Experience and a very low overhead are FONU2's principal advantages in this area.

Distribution Methods of the Products or Services

Upon release, our social commerce web-site and mobile application will be available and accessible through the internet and will be available through mobile app channels for iPhone and Android App distribution,

All items sold in our comic book and related collectibles business are sold on our online store at zaldiva.com and, since December 2006, in our retail store in Ft. Lauderdale, Florida.

Status of any Publicly Announced New Product or Service

FONU2 announced its social commerce web-site and mobile app on June 12, 2012, but due to limited funds it has not been totally launched. System and coding engineers have been paid as funding became available. Without additional funding, we may not be able to complete this phase of our development.

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

We believe that FONU2’s planned service is quite unique as there is no comparable service out there today.  Other host and list services like Craigslist, eBay Classifieds, Oodle, Backpage, Recycler, Adoos, and Hoobly are established in the marketplace, but FONU2 will offer value added features that we believe will distinguish us from these competitors.  We believe that  FONU2’s competitive advantages will include:

m One Stop Shopping – FONU2 will offer fully integrated complete business in a box tool

m Results – FONU2 will get you visibility on all major search engines

m Fresh modern graphical interface

m Very accessibl --, all you need is your smartphone

Sources and Availability of Raw Materials and Names of Principal Suppliers

FONU2 does not use any raw materials in its operations.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None at this time.

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

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company’s shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the Company’s shareholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control;

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

Research and Development Costs During the Last Two Fiscal Years

During the fiscal year ended September 30, 2013, we expended $278,050 in product development expense related to the development of our social commerce web site and mobile applications.

Cost and Effects of Compliance with Environmental Laws

Since the nature of its business is retail sales and marketing, FONU2 does not believe that it will have any environmental compliance concerns.

Number of Total Employees and Number of Full Time Employees

As of December 1, 2013, FONU2 had four full-time and two part-time employees. They are not part of any union, and we believe that our relationships with them are good.

Additional Information

You may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports, proxy statements and registration statements that we have filed electronically with the Commission at its web site at www.sec.gov.  Please call the Commission at 1-202-551-8090 for further information on this or other Public Reference Rooms.  The Company’s Commission Reports are also available from commercial document retrieval services, such as Corporation Service Company, whose telephone number is 1-800-222-2122.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2:  PROPERTIES

Effective as of March 1, 2013, we executed a lease on our retail location at 331 E. Commercial Blvd. in Ft. Lauderdale, Florida.  The lease is on a month-to-month basis, with monthly rent in the amount of $1,000.

ITEM 3:  LEGAL PROCEEDINGS

Except as indicated below, FONU2 is not a party to any pending legal proceeding. To the best of our knowledge, no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer or affiliate of FONU2 or owner of record or beneficially of more than five percent of our common stock is a party adverse to FONU2 or has a material interest adverse to us in any proceeding.

On or about October 18, 2013, which is subsequent to the end of the period covered by this Report, Summit Trading, a Bahamian company (“Summit”) filed a Demand for Arbitration with the American Arbitration Association (the “Demand”) in the State of Florida.  The Demand relates to a Consulting Agreement entered into by Summit and Cygnus Internet, Inc. (“Cygnus”) effective as of February 1, 2011, prior to the date of the Agreement and Plan of Reorganization by which the Company acquired the material assets of Cygnus.  In the Demand, Summit demanded the value of 10 percent of the issued and outstanding shares of FONU2, as well as punitive damages, interest and any other appropriate relief.  The Company intends to file a response to the Demand and to vigorously defend itself in this matter.

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

For any market that is maintained for our common stock, the resale of “restricted securities” pursuant to Rule 144 of the Commission by members of management or other persons may have a substantial adverse impact on any such public market. Present members of management have already satisfied the six month holding period of Rule 144 for public sales of a large portion of their holdings in our Company thereunder.

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

The high and low closing bid prices for shares of our common stock of for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:

Period	High	Low
October 1, 2011 through December 31, 2011	$0.10	$0.016

January 1, 2012 through January 6, 2012	$0.041	$0.035

January 9, 2012 through March 31, 2012*	$0.28	$0.05

April 1, 2012 through June 30, 2012*	$0.27	$0.0322

July 1, 2012 through September 30, 2012*	$0.045	$0.012

October 1, 2012 through December 31, 2012*	$0.04	$0.01

January 1, 2013 through March 31, 2013*	$0.06	$0.02

April 1, 2013 through June 30, 2013*	$0.027	$0.015

July 1, 2013 through September 30, 2013*	$0.032	$0.0181

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

No assurance can be given that any "established public market" for the Company’s common stock will be maintained for any period of time.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 242, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities

Except as indicated below, during the fiscal year ended September 30, 2013, we have not issued any unregistered securities that have not already been disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

On August 23, 2013, the Company issued to one individual investor who is not an affiliate of the Company 243,055 “unregistered” and “restricted” shares of its common stock upon conversion of a convertible Investment Contract under which the investor had the right to convert $29,166 in Company indebtedness into Company shares at a discount of 30% to the market price of the Company’s common stock on the date of conversion.  The indebtedness was converted at a conversion price of $0.12 per share.

On August 27, 2013, the Company’s Board of Directors resolved to issue 1,200,000 to Jeffrey Olweean in consideration of the cancellation of his Independent Contractor Agreement, dated March 29, 2012, pursuant to which the Company had agreed to pay to Mr. Olweean the sum of $4,000 per month and to issue to Mr. Olweean 150,000 “unregistered” and “restricted” shares per month.  On the same date, the Board of Directors resolved to issue to Robert B. Lees and Nicole Leigh a total of one million “unregistered” and “restricted” shares of common stock (500,000 shares each) in consideration of the cancellation of their Executive Employment Agreements dated March 29, 2013.  With the issuance of these shares, neither Mr. Olweean, Mr. Lees, nor Ms. Leigh has any claims against the Company with respect to their respective Independent Contractor Agreement/Executive Employment Agreements.

On October 15, 2013, which is subsequent to the end of the period covered by this Report, the Company’s Board of Directors resolved to issue to Jeffrey Pollitt a total of 2,400,000 “unregistered” and “restricted” shares of common stock in consideration of the retirement of $188,300 in Company debt to Mr. Pollitt for funds that Mr. Pollitt advanced to further the development of the Company’s social commerce media platform.

On November 19, 2013, which is subsequent to the end of the period covered by this Report, the Company issued to J & S Funding Group, LLC, a Florida limited liability company, a total of 2,250,000 “unregistered” and “restricted” shares of common stock upon exercise of a warrant exercisable at $0.04 per share.

The Company has issued these shares to the recipients as “accredited investors” as defined under Rule 501 of Regulation D of the Securities and Exchange Commission or as persons with such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of an investment in the Company.  We have relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

Purchases of Equity Securities by Us and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
Month #1 July 1, 2013, through July 31, 2013	-0-	-0-	-0-	-0-
Month #2 August 1, 2013, through August 31, 2013	-0-	-0-	-0-	-0-
Month #3 September 1, 2013, through September 30, 2013	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

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

Liquidity and Capital Resources

FONU2 had cash and cash equivalents of $54,197 as of September 30, 2013, and total current assets of $280,101; total current liabilities of $1,433,782; and a total stockholders’ deficit of $1,137,682.  We used cash of $489,141 and $226,718 for our operating activities during the fiscal year ended September 30, 2013, and the nine months ended

September 30, 2012, respectively.  We used cash in investing activities of $(3,000) during the year ended September 30, 2013, and cash provided by investing activities was $8,249 during the nine months ended September 30, 2012.  We received $543,300 and $221,507, respectively, in net proceeds from financing activities during those periods.  We expect that our cash on hand of $54,197 at September 30, 2013, will be insufficient to fund our operations through the end of our 2014 fiscal year, and that we will be required to raise additional capital through the sale of debt or equity securities in order to meet our operating expenses.

Results of Operations

For the fiscal year ended September 30, 2013, and the nine months ended September 30, 2012, we had total revenues of $282,009 and $81,455, respectively.  All of our revenues during these periods were derived from retail sales of comics and collectibles. Cost of goods sold increased to $117,283 in the fiscal year ended September 30, 2013, from $47,018 in the nine months ended September 30, 2012.  Our operating expenses decreased to $1,490,391 in fiscal 2013, from $34,908,515, in the nine months ended September 30, 2012.  Net loss totaled $1,710,940 ($0.03 per share) for the fiscal year ended September 30, 2013, as compared to a net loss of $34,894,730 ($0.70 per share) for the nine months ended September 30, 2012.

Off-Balance Sheet Arrangements

FONU2 had no off-balance sheet arrangements during the periods covered by this Annual Report and the financial statements that accompany this Annual Report.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
FonU2, Inc.
Ft. Lauderdale, Florida

We have audited the accompanying balance sheets of FonU2, Inc. (the “Company”) as of September 30, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the twelve months ended September 30, 2013 and the nine months ended September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FonU2, Inc. as of September 30, 2013 and 2012 and the results of its operations and its cash flows for the twelve and nine months then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for September 30, 2013 and 2012 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative operating cash flow through September 30, 2013 and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

January 3, 2014

FONU2, INC.
Balance Sheets

ASSETS
	September 30,
	2013	2012
CURRENT ASSETS
Cash	$54,197	$3,038
Inventory	7,520	7,276
Prepaid expenses	218,384	220,548
Total Current Assets	280,101	230,862

PROPERTY AND EQUIPMENT, net	13,714	12,855

OTHER ASSETS
Security deposits	2,285	2,285
TOTAL ASSETS	$296,100	$246,002

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$29,685	$81,926
Accrued interest payable	26,683	7,154
Payroll liabilities	86,000	136,424
Derivative liability	969,675	-
Notes payable	72,000	19,000
Convertible notes payable, net	61,439	133,000
Related party payable	188,300	-
Total Current Liabilities	1,433,782	377,504

TOTAL LIABILITIES	1,433,782	377,504

STOCKHOLDERS' DEFICIT
Preferred stock series A; 20,000,000 shares authorized,
at $0.01 par value, -0- and -0-
shares issued and outstanding, respectively	-	-
Preferred stock series B; 20,000,000 shares authorized,
at $0.01 par value, -0- and -0-	-	-
shares issued and outstanding, respectively
Common stock; 2,000,000,000 shares authorized,
at $0.001 par value, 67,052,502 and 66,676,182
shares issued and outstanding, respectively	67,052	66,676
Additional paid-in capital	37,840,793	37,144,409
Deficit accumulated during the development stage	(39,045,527)	(37,342,587)
Total Stockholders' Deficit	(1,137,682)	(131,502)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$296,100	$246,002

The accompanying notes are an integral part of these financial statements.

FONU2, INC.
Statements of Operations
(Unaudited)

	For the	For the Nine
	Year Ended	Months Ended
	September 30.	September 30,
	2013	2012

REVENUES	$282,009	$81,455
COST OF SALES	117,283	47,018

GROSS PROFIT	164,726	34,437

OPERATING EXPENSES

Depreciation	2,141	-
Compensation	551,648	34,388,907
Professional fees	494,318	437,422
General and administrative	442,284	82,186

Total Operating Expenses	1,490,391	34,908,515

LOSS FROM OPERATIONS	(1,325,665)	(34,874,078)

OTHER EXPENSES

Interest expense	(191,853)	(20,652)
Gain on settlement of debt	118,551	-
Loss on derivative liability	(303,973)	-

Total Other Expenses	(377,275)	(20,652)

INCOME (LOSS) BEFORE INCOME TAXES	(1,702,940)	(34,894,730)
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(1,702,940)	$(34,894,730)

BASIC AND DILUTED INCOME (LOSS)
PER SHARE	$(0.03)	$(0.70)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	58,648,828	49,941,022

The accompanying notes are an integral part of these financial statements.

FONU2, INC.
Statements of Stockholders' Deficit
							Additional		Total
	Preferred Series A		Preferred Series B		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2011	868,239	$8,682	1,639,368	$16,394	16,003,175	$16,003	$2,372,400	$(2,447,857)	$(34,378)

Conversion of preferred stock to common stock	(868,239)	(8,682)	(1,639,368)	(16,394)	2,507,607	2,508	22,568	-	-

Common stock issued for cash	-	-	-	-	129,125	129	95,271	-	95,400

Common stock issued for services	-	-	-	-	7,020,341	7,020	5,376,204	-	5,383,224

Common stock issued for services pursuant to non-dilution clauses	-	-	-	-	29,441,014	29,441	28,822,753	-	28,852,194

Shares issued to acquire Zaldiva.com	500,000	500	-	-	9,374,920	9,375	336,613	-	346,488

Common stock cancelled	-	-	-	-	(100,000)	(100)	100	-	-

Settlement of preferred stock for property	(500,000)	(500)	-	-	-	-	(320,200)	-	(320,700)

Common stock issued for prepaid services	-	-	-	-	2,250,000	2,250	425,250	-	427,500

Common stock issued for interest on note	-	-	-	-	50,000	50	13,450	-	13,500

Net loss for the nine months ended September 30, 2012	-	-	-	-	-	-	-	(34,894,730)	(34,894,730)

The accompanying notes are an integral part of these financial statements.

FONU2, INC.
Statements of Stockholders' Deficit
							Additional		Total
	Preferred Series A		Preferred Series B		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2012	-	$-	-	$-	66,676,182	$66,676	37,144,409	(37,342,587)	(131,502)

Cancellation of common stock	-	-	-	-	(27,958,306)	(27,959)	27,959	-	-

Common stock issued for services rendered	-	-	-	-	10,581,515	10,582	463,719	-	474,301

Common stock issued for prepaid services	-	-	-	-	1,500,000	1,500	253,500	-	255,000

Common stock issued for conversion of notes payable and other debts	-	-	-	-	10,003,111	10,003	204,256	-	214,259

Reclassification of derivative liabilities on conversions of debt	-	-	-	-	-	-	221,200	-	221,200

Common stock issued for cash	-	-	-	-	6,250,000	6,250	243,750	-	250,000

Derivative recognized on warrants granted	-	-	-	-	-	-	(718,000)	-	(718,000)

Net loss for the year ended September 30, 2013	-	-	-	-	-	-	-	(1,702,940)	(1,702,940)

Balance, September 30, 2013	-	$-	-	$-	67,052,502	$67,052	$37,840,793	$(39,045,527)	$(1,137,682)

The accompanying notes are an integral part of these financial statements.

FONU2, INC.
Statements of Cash Flows

	For the	For the Nine
	Year Ended	Months Ended
	September 30.	September 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(1,702,940)	$(34,894,730)
Adjustments to reconcile loss
to cash flows from operating activities:
Depreciation	2,141	-
Amortization of debt discount	136,841	13,500
Loss on derivative liability	303,973	-
Stock-based compensation	474,301	34,235,418
Gain on settlement of debt	(130,704)	-
Default provision on convertible note payable	29,000
Changes in operating assets and liabilities
Inventory	(244)	10,768
Prepaid expenses	257,164	206,952
Other assets	-	2,285
Accounts payable & accrued liabilities	141,327	199,089
Net Cash Used in Operating Activities	(489,141)	(226,718)

INVESTING ACTIVITIES
Purchase of fixed assets	(3,000)	-
Cash received in acquisition of subsidiary	-	8,249
Net Cash Used in Investing Activities	(3,000)	8,249

FINANCING ACTIVITIES
Bank overdraft	-	(893)
Cash received on convertible notes payable	-	50,000
Cash received on notes payable	105,000	98,000
Repayment of notes payable	-	(21,000)
Proceeds from related party payables	201,300	-
Repayments of related party payables	(13,000)	-
Common and preferred stock issued for cash	250,000	95,400
Net Cash Provided by Financing Activities	543,300	221,507

NET INCREASE (DECREASE) IN CASH	51,159	3,038

CASH AT BEGINNING OF YEAR	3,038	-

CASH AT END OF YEAR	$54,197	$3,038

The accompanying notes are an integral part of these financial statements.

FONU2, INC.
Statements of Cash Flows (Continued)

	For the	For the Nine
	Year Ended	Months Ended
	September 30.	September 30,
	2013	2012

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING ACTIVITY
Common shares issued to acquire Zaldiva.com	-	338,239
Settlement of preferred stock for property	-	320,700
Conversion of preferred stock to common stock	-	25,076
Stock issued for prepaid expenses	-	427,500
Conversion of accounts payable to notes payable	23,500	-
Common stock issued for convertible notes payable and other debts	214,259	-
Cancellation of common stock	27,959	100
Debt discount from derivative liability	189,500	13,500
Write off of derivative liability into additional paid in capital	221,200	-
Common stock issued for prepaid expenses	255,000	-
Derivative liability on warrants granted	718,000	-

The accompanying notes are an integral part of these financial statements.

FonU2, Inc.
Notes to Financial Statements
September 30, 2013 and December 31, 2012

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
FONU2, Inc. (“the Company”) was organized on August 26, 2009, under the laws of the State of Florida, as Cygnus Internet, Inc.

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

The Agreement was accounted for as a reverse-merger recapitalization transaction, with FONU2 as the accounting acquirer, and Zaldiva as the legal acquirer.  The historical financial statements presented herein for the period prior to the merger date are those of FONU2.

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

Basic (Loss) per Common Share
The Company computes net income (loss) per share in accordance with ASC 260 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  For the years ended September 30, 2013 and 2012, the Company’s 6,250,000 and -0- warrants are excluded from the computation of diluted earnings per share as they are anti-dilutive. In addition, the 1,045,661 and 750,000 shares issuable upon conversion of convertible debt at September 30, 2013 and 2012, respectively, are also excluded from the computation of diluted earnings per share as they are anti-dilutive.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

FonU2, Inc.
Notes to Financial Statements
September 30, 2013 and December 31, 2012

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

Accounting Basis
The basis is accounting principles generally accepted in the United States of America. The Company has adopted a September 30 fiscal year end.

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

FonU2, Inc.
Notes to Financial Statements
September 30, 2013 and December 31, 2012

2.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $39,045,527 as of September 30, 2013, and negative working capital of $1,153,681.  During the year ended September 30, 2013 the Company realized negative cash flows from operations totaling $489,141.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

3. CONVERTIBLE NOTES PAYABLE

During 2011, the Company entered into two debt agreements for a total of $75,000.  The notes carry interest at 10% and are convertible into shares of the Company’ common stock at a discount of 30% to the market price of the Company’s common stock, however the conversion price can be no lower than $0.10 or higher than $0.50.  During the year ended September 30, 2013 the Company converted $25,000 of this debt into 243,055 shares of the Company’s common stock.  As of September 30, 2013 and 2012, the Company owed $50,000 and $75,000, respectively, on these notes.  Accrued interest on these notes totaled $$8,317 and $5,102, respectively.

During 2013, $58,000 of notes payable that were previously not convertible became convertible.  The embedded conversion options in these notes are required to be classified as liabilities.  See Note 7. The note payable was due on February 2, 2013, and the Company incurred an additional $29,000 owed as part of the principal of the note due to being in default. During the year ended September 30, 2013, the lender converted $87,000 of the note payable. As of September 30, 2013, the note had an outstanding principal of zero.

On March 11, 2013 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $78,500.  $23,500 of the proceeds were paid directly to the Company’s vendors by the lender. The principal accrues interest at a rate of eight percent per annum and is due in full on December 16, 2013.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the year ended September 30, 2013 the lender converted $35,000 of the note principal into 417,224 shares of the Company’s common stock.  As of September 30, 2013 the note had an outstanding principal balance of $43,500.

On June 12, 2013 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $53,000.  $3,000 of the proceeds were paid directly to the Company’s vendors by the lender.  The principal accrues interest at a rate of eight percent per annum and is due in full on March 14, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  As of September 30, 2013 the principal balance on this note remained at $53,000.

During the year ended September 30, 2013 the Company recorded a debt discount totaling $168,902 relating to the derivative features of the convertible debts listed above (see Note 7). $136,841 of this amount was amortized to interest expense during the year ended September 30, 2013, leaving total unamortized debt discounts of $32,061 as of September 30, 2013.

FonU2, Inc.
Notes to Financial Statements
September 30, 2013 and December 31, 2012

4. NOTES PAYABLE

On June 12, 2013 the Company borrowed $53,000 from an unrelated third party entity in the form of a note payable. The note accrues interest at a rate of eight percent per annum and is convertible into shares of the Company's common stock at a 58 percent of the lowest three trading prices in ten day period prior to conversion. The note becomes convertible 180 days after the date of the note. As of September 30, 2013 and 2012, the Company had $72,000 and $19,000 in outstanding notes payable, respectively.

5. RELATED PARTY NOTES PAYABLE

During the period ended September 30, 2013 the Company borrowed an aggregate amount of $188,300 from its former CEO, Jeff Pollitt. The note is unsecured, bears no interest and is due on demand.

During the period ended September 30, 2013 the Company borrowed an aggregate amount of $13,000 from its CMO, Niccole Leigh. The Company repaid this amount in full during the period.

As of September 30, 2013 and 2012, the Company had $188,300 and $-0-, respectively, in outstanding related party payables.

6. FAIR VALUE MEASUREMENTS

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

The three levels of the fair value hierarchy are as follows:

 Level 1    –    Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2    –    Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

FonU2, Inc.
Notes to Financial Statements
September 30, 2013 and December 31, 2012

6. FAIR VALUE MEASUREMENTS (Continued)

Level 3    –    Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as September 30, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability	-	--	969,675	969,675

7. DERIVATIVE INSTRUMENTS

During 2013, the Company issued debt instruments that were convertible into common stock at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion. See Note 6. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. A debt discount of $168,902 was recorded as a result of this derivative liability, $136,841 of which was amortized into interest expense for the year ended September 30, 2013.

During 2013, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

The following table summarizes the changes in the derivative liabilities during the period ended September 30, 2013:

Ending balance as of September 30, 2012	$-
Additions due to new convertible debt and warrants issued	900,933
Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(221,200)
Change in fair value	289,942
Ending balance as of September 30, 2013	$969,675

During the period ended September 30, 2013, the loss on derivatives of $303,973 in the statement of operations consisted of a loss on the change in fair value of $289,942 noted above and a loss of $14,031, which was the amount by which the derivative liabilities exceeded the principal of the related notes payable on the date the notes were issued.

The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 86-693%, risk free rate of 0.12-0.18% and an expected term of 0.25 to one year.

FonU2, Inc.
Notes to Financial Statements
September 30, 2013 and December 31, 2012

8.           COMMON STOCK

During the period ended September 30, 2012 the Company converted 868,239 shares of Series A preferred stock and an additional 1,639,368 shares of Series B preferred stock into 2,507,607 shares of common stock.  The preferred shares were converted into common shares on a one preferred share for one common share basis, pursuant to the conversion terms of the preferred stock.

During the period ended September 30, 2012 the Company issued 129,125 shares of common stock for cash proceeds of $95,400, at an average of $0.74 per share.  Additionally, the Company issued 7,020,341 shares of common stock for services rendered.  The shares issued for services were valued at the value of the most recent cash issuances, resulting in an aggregate value of $5,383,224.  The Company issued an additional 29,441,014 shares of common stock to various parties pursuant to certain non-dilution clauses in various service agreements.  These shares were valued at an aggregate of $28,852,194, or $0.98 per share.  The Company also issued 2,250,000 shares of common stock as a prepayment on certain professional services.  These shares were valued at an aggregate of $427,500.  Additionally, the Company issued 50,000 shares of common stock as payment of interest on a note payable.  These shares were valued at $13,500.

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

During the year ended September 30, 2013 the Company issued 10,581,515 shares of common stock for services valued at $474,301.

On February 27, 2013, Jeff Pollitt, the Company’s CEO, resigned his position with the Company.  Pursuant to this resignation, Mr. Pollitt returned 15,000,000 of his 22,796,962 shares of the Company’s common back to the Company.  The 15,000,000 shares were cancelled by the Company immediately upon receipt.

During the year ended September 30, 2013 the Company issued 10,003,111 for the conversion of notes payable and other debts in the amount of $214,259.

During the year ended September 30, 2013 the Company issued 6,250,000 shares of common stock for cash proceeds of $250,000. 6,250,000 warrants were issued with the common shares, which can be exercised at a price of $0.04 per share. These warrants qualify for derivative accounting, see note 7.

During the year ended September 30, 2013 the Company issued 1,500,000 shares of common stock for prepaid services valued at fair market value of $255,000. The consulting services will be provided for one year commencing 8/1/2013.

FonU2, Inc.
Notes to Financial Statements
September 30, 2013 and December 31, 2012

9.             WARRANTS

A summary of the status of the Company’s options and warrants as of September 30, 2013 and 2012 and changes during the periods ended September 30, 2013 and 2012 is presented below:

Description	Warrant Shares	Exercise Price	Value if Exercised
Outstanding at 9/30/11	-	-	-
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at 9/30/12	-	-	-
Granted	6,250,000	$0.04	$1,062,500
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at 9/30/13	6,250,000	$0.04	$1,062,500

The warrants granted during the year ended September 30, 2013 were granted in connection with the a private placement offering whereby the Company is authorized to issue up to 6,500,000 units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $0.04 per share.  The units were sold for $0.04 per unit, resulting in total cash proceeds of $250,000.  The warrants were valued using the Black-Scholes Options Pricing Model using the following assumptions: dividend yield of -0-%, volatility of 86-693%, risk free rate of 0.12-0.18% and an expected term of 0.25 to one year.

 10.           INCOME TAXES

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

Net deferred tax assets consist of the following components as of:

	September 30, 2013	September 30, 2012
NOL carryover	$(416,000)	$(140,000)
Valuation allowance	416,000	140,000
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,496,155 for federal income tax reporting purposes are subject to annual limitations and will begin to expire in 2032. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

11.          SUBSEQUENT EVENTS

On October 22, 2013 the Company issued 442,260 shares of common stock for conversion of $18,000 of debt.

On October 14, 2013 the Company issued 2,400,000 shares upon conversion of $188,300 of convertible notes payable. The conversion also included accrued interest totaling $6,841.  Pursuant to this conversion the Company recognized a loss on conversion debt in the amount of $80,859.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of September 30, 2013, our internal control over financial reporting was not effective, due to lack of adequate controls and the lack of an audit committee.  The most significant material weaknesses that led management to this conclusion is the lack of segregation of duties, and failure in the operation of controls over stock based compensation and derivative liabilities.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth fiscal quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Robert B. Lees	President	2/27/2013	*
	CEO	2/27/2013	*
	Chairman	12/24/97	*
	CFO	7/10/08	*
	Director	12/24/97	*
	Secretary	3/29/12	2/27/2013

Nicole Leigh	Secretary	2/27/2013	*
	Director	6/4/07	*

Roger Miguel	Director	9/11/2013	*

* These persons presently serve in the capacities indicated.

Business Experience

Robert B. Lees.  Mr. Lees, age 66, is a graduate of the U.S. Naval Academy. He served as an Officer in the Marine Corps, both overseas and domestically.  After transferring to the active Reserves, he joined the DuPont Company, where he managed the Southeastern Region.  He took the region from last to first in the acrylic sheet division for sales and service.  He then became part owner and general manager of a wood laminating operation in Orlando, Florida.  Upon the sale of the business, he joined Merrill Lynch in the Private Client Group and became an assistant Vice President.  He has since consulted to a Florida-based investor relations firm, and served as President and Chief Operating Officer of two start-up companies, as well as his current position.

Ms. Leigh is 42 years of age.  She is a 1989 graduate of Washington High School in Phoenix, Arizona.  For the past six years, she has been significantly involved in the Company’s operations, including web site design and maintenance, inventory and shipping, online sales fulfillment and general operations.

Roger Miguel is 57 years old.  Mr. Miguel graduated from The University of Toronto in 1979 with an Honors BA in Commerce and Economics and has over 30 years experience in the Information Technology Industry.  He currently is serving as Chief Operating Officer at the Company’s newly-formed wholly-owned subsidiary, FONU2 CCN, Inc. which includes responsibility for all corporate and administrative functions, sales, marketing, contract negotiations and strategic partnerships.  Previously Roger held Senior Management Positions with some of the worlds largest Computer Services Outsourcing Companies (EDS/HP, Computer Sciences Corp, Xerox Business Services).  He managed application services outsourcing across wide variety of industries and provided large account management with major clients such as General Motors, Sears and the Government of Ontario, Canada. Served as Regional Applications Services Manager for CSC in the U.S. Midwest region, Application Service Center Director (900 FTEs) for South East US, and Services Director of Global Process Management for the Americas and the Zurich Financial Services global account.  Successfully managed all aspects of the business including participating in several successful CMMI Level 3, ISO 9K, ISO 20K certifications, large program and product management, business process re-engineering, and business process outsourcing.

Significant Employees

Other than Jeffrey Pollitt, who is responsible for the development of our prepaid card service program, FONU2 has no significant employees who are not executive officers.

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

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

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

Promoters and control person.

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, and amendment thereto, filed during the most recently completed fiscal year, and since then, the Company has determined that the following persons failed to file the following Section 16(a) forms on a timely basis:

Jeffrey M. Pollitt, Form 4 re disposition of 15,000,000 shares of common stock on February 27, 2013.

Robert B. Lees, Form 5 re various transactions during the 2013 fiscal year.

Nicole Leigh, Form 5 re various transactions during the 2013 fiscal year.

J & S Funding Group, LLC, Form 3 re acquisition of a number of shares of common stock triggering the Form 3 filing requirement on November 19, 2013.

Jeffrey M. Pollitt, Form 4 re various transactions beginning on July 3, 2013.

Code of Ethics

The Company adopted a Code of Ethics that was filed as Exhibit 14 to our Annual Report on Form 10-KSB-A1 for the year ended September 30, 2002.  The Company undertakes to provide to any person, without charge, upon request, a copy of such Code of Ethics.  Requests may be made by contacting the Company at 954-938-4133.

Corporate Governance

Nominating Committee

During the annual period ended September 30, 2013, there were no changes in the procedures by which security holders may recommend nominees to FONU2’s Board of Directors, and FONU2 does not presently have a Nominating Committee for members of its Board of Directors.  Nominations are considered by the entire Board.

Audit Committee

FONU2 does not have an Audit Committee, and it is not required to have an Audit Committee; FONU2 does not believe that the lack of an Audit Committee will have any adverse effect on its financial statements, based upon current operations. Management will assess whether an Audit Committee may be necessary in the future.

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert B. Lees President, CEO and CFO	9/30/13 9/30/12 9/30/11		(1) 36400 0	0 0 0	(1) 75000 0	0 0 0	0 0 0	8000 0 0	(1) 111400 0
Nicole Leigh, Secretary and Chief Marketing Officer	9/30/13 9/30/12 9/30/11		(1) 36400 0	0 0 0	(1) 75000 0	0 0 0	0 0 0	0 0 0	(1) 111400 0

(1) Under the terms of their Executive Employment Agreements, our President/Chief Executive Officer and Chief Financial Officer, Robert B. Lees, and our Secretary and Chief Marketing Officer, Nicole Leigh, each was entitled to receive a salary of $36,400 per year and 12,500 “unregistered” and “restricted” shares of common stock per month. Due to unavailability of funds, the Company was unable to pay any cash compensation to Mr. Lees or Ms. Leigh during our 2013 fiscal year.  On July 3, 2013, the Board of Directors resolved to compensate Mr. Lees and Ms. Leigh in the amount of 2,000,000 “unregistered” and “restricted” shares each for services rendered, valued at $0.013 per share.  The parties agreed to terminate both of the Executive Employment Agreements on August 27, 2013, and in consideration of the issuance of 500,000 “unregistered” and “restricted” shares each, Mr. Lees and Ms. Leigh released all claims against the Company for accrued but unpaid compensation under their respective Executive Employment Agreements.

The Company paid both Messrs. Lees and Miguel cash compensation of $4,000 per month in the months of August, September and November, 2013. Except for such compensation and as indicated above, no cash compensation, deferred compensation, pension benefits or long-term incentive plan awards were issued or granted to FONU2's management during the fiscal years indicated above.  Further, no member of management has been granted any option or stock appreciation rights except as indicated above; accordingly, no tables relating to such items have been included within this Item.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who are principal shareholders of the Company’s common stock as of the date of this Report:

Name and Address of Stockholder	Common Stock	Percentage
J & S Funding Group LLC 330 NW 67th St. #104 Boca Raton, FL 33487	12,750,000	16.9%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of the date of this Report:

Name and Address of Stockholder	Common Stock	Percentage
Nicole Leigh 331 East Commercial Boulevard Ft. Lauderdale, FL 33334	3,550,715(1)	4.7%

Robert B. Lees 331 East Commercial Boulevard Ft. Lauderdale, FL 33334	5,960,000(2)	7.9%

Roger Miguel 331 East Commercial Boulevard Ft. Lauderdale, FL 33334	2,760,062	3.7%

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

Parents of the Smaller Reporting Company

FONU2 has no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended September 30, 2013, and 2012:

Fee category	2013	2012

Audit fees	$19,695	$20,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$19,695	$20,000

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements and financial statement schedules for the year ended September 30, 2013, contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

No.            Description

Exhibit 31.1 Certification of Robert B. Lees, the Company’s CEO, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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

FONU2 INC.

Date:	January 3, 2014	By:	/s/Robert B. Lees
Robert B. Lees,
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FONU2 INC.

Date:	January 3, 2014	By:	/s/Robert B. Lees
Robert B. Lees
Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Secretary and Director

Date:	January 3, 2014	By:	/s/Nicole Leigh
Nicole Leigh
Director