Form 10-Q
period 2013-12-31
FONU2 Inc.
filed 2014-02-14
CIK 1168325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2013

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

February 7, 2014 - Common – 76,014,919
February 7, 2013 - Preferred – none
PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

FONU2 INC.
Condensed Balance Sheets

ASSETS
	December 31,	September 30,
	2013	2013
CURRENT ASSETS	(Unaudited)
Cash	$102,786	$54,197
Inventory	7,520	7,520
Prepaid expenses	148,110	218,384
Total Current Assets	258,416	280,101

PROPERTY AND EQUIPMENT, net	17,505	13,714

OTHER ASSETS
Security deposits	2,285	2,285

TOTAL ASSETS	$278,206	$296,100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$29,207	$29,685
Accrued interest payable	21,950	26,683
Payroll liabilities	-	86,000
Derivative liability	7,603	969,675
Notes payable	132,700	72,000
Convertible notes payable, net	50,000	61,439
Related party payable	-	188,300
Total Current Liabilities	241,460	1,433,782

Long-term debt, net	85,559	-

TOTAL LIABILITIES	327,019	1,433,782

STOCKHOLDERS' DEFICIT
Preferred stock series A; 20,000,000 shares authorized, at $0.01 par value, -0- and -0- shares issued and outstanding, respectively	-	-
Preferred stock series B; 20,000,000 shares authorized, at $0.01 par value, -0- and -0- shares issued and outstanding, respectively	-	-
Common stock; 2,000,000,000 shares authorized, at $0.001 par value, 76,054,913 and 62,052,502 shares issued and outstanding, respectively	76,055	67,052
Additional paid-in capital	38,712,527	37,840,793
Deficit accumulated during the development stage	(38,837,395)	(39,045,527)
Total Stockholders' Deficit	(48,813)	(1,137,682)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$278,206	$296,100

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended
	December 31,
	2013	2012

REVENUES	$85,096	$68,754
COST OF SALES	32,864	17,730

GROSS PROFIT	52,232	51,024

OPERATING EXPENSES

Depreciation	1,128	463
Research and Development	235,819	-
Compensation	38,870	-
Professional fees	108,385	-
General and administrative	26,829	300,139

Total Operating Expenses	411,031	300,602

LOSS FROM OPERATIONS	(358,799)	(249,578)

OTHER EXPENSES

Interest expense	(112,623)	(3,940)
Gain on settlement of debt	5,719	-
Gain on derivative liability	673,835	-

Total Other Expenses	566,931	(3,940)

INCOME (LOSS) BEFORE INCOME TAXES	208,132	(253,518)
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$208,132	$(253,518)

INCOME (LOSS) PER SHARE
BASIC	$0.00	$(0.00)
DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	$69,932,373	$58,836,519
DILUTED	70,432,373	58,836,519

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	December 31,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$208,132	$(253,518)
Adjustments to reconcile loss to cash flows from operating activities:
Depreciation	1,128	463
Amortization of debt discount	89,320	-
Gain on derivative liability	(673,835)	-
Gain on settlement of debt	(5,719)	-
Stock-based compensation	-	23,275
Interest provision on convertible debt	-	-
Changes in operating assets and liabilities
Inventory	-	(245)
Prepaid expenses	70,274	100,822
Accounts payable & accrued liabilities	2,208	120,111

Net Cash Used in Operating Activities	(308,492)	(9,092)

INVESTING ACTIVITIES
Purchase of fixed assets	(4,919)	-

Net Cash Used in Investing Activities	(4,919)	-

FINANCING ACTIVITIES
Repayments of convertible notes payable	(53,000)	-
Cash received on notes payable	195,000	-
Proceeds from related party payables	-	29,000
Common stock issued on exercise of warrants	90,000	-
Common and preferred stock issued for cash	130,000	-

Net Cash Provided by Financing Activities	362,000	29,000

NET INCREASE (DECREASE) IN CASH	48,589	19,908

CASH AT BEGINNING OF PERIOD	54,197	3,038

CASH AT END OF PERIOD	$102,786	$22,946

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Condensed Statements of Cash Flows
(Unaudited)
(Continued)

	For the Three Months Ended
	December 31,
	2013	2012

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING ACTIVITY
Common stock issued for convertible notes payable	43,500	-
Common stock issued for related-party debts	195,719	-
Common stock issued for settlement of payroll liability	86,000
Debt discount from derivative liability	53,000	-
Write off of derivative liability into additional paid in capital	341,237	-

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Notes to the Condensed Unaudited Financial Statements
December 31, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS AND SIGNIFCANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2013 audited financial statements.  The results of operations for the periods ended December 31, 2013 are not necessarily indicative of the operating results for the full year.

Research and Development

Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the quarter ended December 31, 2013 and 2012, $235,819 and $0, respectively, were expensed as research and development costs.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the three months ended December 31, 2013 the Company realized a net income of $208,132, used $308,492 in cash from operating activities and had a working capital deficit of $68,603. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2013 and September 30, 2013, the Company had total of $50,000 and $61,439 in outstanding convertible notes payable respectively.

			December 31, 2013			September 30, 2013
Convertible Debt	Note Date	Maturity Date	Face value	Discount	Net	Face value	Discount	Net

Loan #1	9/30/2011	Demand	50,000		50,000	50,000		50,000
Loan #2	3/11/2013	12/16/2013				43,500	(32,061)	11,439
			50,000	-	50,000	93,500	(32,061)	61,439

FONU2, INC.
Notes to the Condensed Unaudited Financial Statements
December 31, 2013

NOTE 3 – CONVERTIBLE NOTES PAYABLE (Continued)

During 2011, the Company entered into two debt agreements for a total of $75,000.  The notes carry interest at 10% and are convertible into shares of the Company’ common stock at a discount of 30% to the market price of the Company’s common stock, however the conversion price can be no lower than $0.10 or higher than $0.50.  During the year ended September 30, 2013 the Company converted $25,000 of this debt into 243,055 shares of the Company’s common stock.  As of September 30, 2013 and December 31, 2013, the Company owed $50,000 on these notes.  Accrued interest on these notes totaled $8,317 and $9,738, respectively.

During 2013, $58,000 of notes payable that were previously not convertible became convertible.  The embedded conversion options in these notes are required to be classified as liabilities.  See Note 7. The note payable was due on February 2, 2013, and the Company incurred an additional $29,000 owed as part of the principal of the note due to being in default. During the year ended September 30, 2013, the lender converted $87,000 of the note payable. As of December 31, 2013 and September 30, 2013, the note had an outstanding principal of zero.

On March 11, 2013 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $78,500.  $23,500 of the proceeds were paid directly to the Company’s vendors by the lender. The principal accrues interest at a rate of eight percent per annum and is due in full on December 16, 2013. The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the year ended September 30, 2013 the lender converted $35,000 of the note principal into 417,224 shares of the Company’s common stock.  During the three months ended December 31, 2013 the lender converted the remaining $43,500 note principal along with $3,140 accrued interest on the note into 1,102,411 shares of the Company’s common stock.  As of December 31, 2013 and September 30, 2013 the note had an outstanding principal balance of $-0- and $43,500, respectively.

On June 12, 2013 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $53,000.  $3,000 of the proceeds were paid directly to the Company’s vendors by the lender.  The principal accrues interest at a rate of eight percent per annum and is due in full on March 14, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability when the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  As of September 30, 2013 the principal balance on this note remained at $53,000.  During the three months ended December 31, 2013 the note became convertible.  The Company recognized an initial derivative liability in the amount of $70,811 pursuant to the debt discount on the note.  On December 20, 2013 the Company paid the note principal, along with all accrued interest, down to zero.  In satisfying the note, the Company recognized a gain on derivative liability in the amount of $53,000 and amortized $53,000 of the debt discount to interest expense.

FONU2, INC.
Notes to the Condensed Unaudited Financial Statements
December 31, 2013

NOTE 4 – NOTES PAYABLE

As of December 31, 2013 and September 30, 2013, the Company had total of $218,259 and $72,000 in outstanding notes payable respectively.

			December 31, 2013			September 30, 2013
Notes Payable	Note Date	Maturity Date	Face value	Discount	Net	Face value	Discount	Net
Current
Loan #1	5/1/2012	On Demand	19,000		19,000	19,000		19,000
Loan #2	6/12/2013	3/14/2014			-	53,000		53,000
Loan #3	11/6/2013	8/8/2014	128,500	(14,800)	113,700
Long term
Loan #4	11/13/2013	11/13/2015	93,500	(7,941)	85,559
			241,000	(22,741)	218,259	72,000	-	72,000

On May 1, 2012 the Company entered into a loan agreement with an unrelated third party.  The note principal bears interest at a rate of 10 percent per annum and due on demand.  At December 31, 2013 the entire $19,000 principal balance remained outstanding, along with $2,858 in accrued interest.

On November 6, 2013 the Company entered into a convertible promissory note with an unrelated third party whereby the Company borrowed $128,500. The Company received $110,000 in cash, with a debt discount of $18,500. The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  At December 31, 2013 the entire $128,500 principal balance remained outstanding, along with accrued interest totaling $1,507. The unamortized debt discount on the convertible note as of December 31, 2013 is $14,800.

On November 13, 2013 the Company entered into a promissory note with an unrelated third party whereby the Company agreed to borrow a maximum of $300,000.  Each borrowing under the terms of the note, along with specific accrued interest is due two years from the date the specific funds are received by the Company.  Through December 31, 2013, the Company had borrowed $85,000 pursuant to this promissory note.  All borrowings under the terms of this note are subject to a 10% original issue discount such that the consideration due back to the lender is equal to cash proceeds actually received plus ten percent of the amount borrowed.  As such, the principal balance due on this note at December 31, 2013 totaled $93,500, out of which $85,000 is cash receipt, and $8,500 is original issue discount.  The note is exempt from interest for the 90 days after the note date; after 90 days the unpaid principal balance shall accrue interest at a rate of 12 percent per annum.  The note is convertible into shares of the Company’s common stock no sooner than 180 days after the note date at 60 percent of the lowest trade price in the 25 trading days previous to the conversion. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

During the year ended September 30, 2013 the Company recorded a debt discount totaling $159,072 relating to the derivative features of the convertible debts. Of this amount, $136,331 was amortized to interest expense during the year ended September 30, 2013, leaving total unamortized debt discounts of $22,741 as of September 30, 2013.

FONU2, INC.
Notes to the Condensed Unaudited Financial Statements
December 31, 2013
NOTE 4 – NOTES PAYABLE (Continued)

During the three months ended December 31, 2013, the Company recorded a debt discount totaling $53,000 relating to the derivative features of the convertible debts. The entire amount was amortized to interest expense during the three months ended December 31, 2013.

NOTE 5 – RELATED PARTY NOTES PAYABLE

During the period ended September 30, 2013 the Company borrowed an aggregate amount of $188,300 from its former CEO, Jeff Pollitt. The note is unsecured, bears no interest and is due on demand.

On October 14, 2013 the Company converted the $188,300 note payable due to its former CEO, along with accrued interest of $7,419 and accrued wages payable totaling $86,000, into 2,400,000 shares of the Company’s common stock.  Pursuant to this transaction, the Company recognized a $5,719 gain on settlement of debts.  As of December 31, 2013, all payables to the former CEO had been satisfied in full.

NOTE 6 – FAIR VALUE MEASUREMENTS

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and lowest priority to unobservable inputs (level 3 measurement).

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as December 31, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability	--	--	7,603	7,603

 FONU2, INC.
Notes to the Condensed Unaudited Financial Statements
December 31, 2013

NOTE 7 – DERIVATIVE INSTRUMENTS

During 2013, the Company issued debt instruments that were convertible into common stock at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion. During the three months ended December 31, 2013 the Company issued additional debt instruments under the same terms, as well as an additional debt instruments convertible into common stock at a 40% discount to the lowest trading price in the 25 trading days previous to conversion.  The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. A debt discount of $168,902 was recorded as a result of these derivative liabilities, $136,841 of which was amortized into interest expense for the year ended September 30, 2013.  During the three months ended December 31, 2013 a new debt discount of $53,000 was recorded as a result of a new derivative liability, and the full $53,000 was amortized to interest expense.

During 2013, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

The following table summarizes the changes in the derivative liabilities during the period ended December 31, 2013:
Ending balance as of September 30, 2013	$969,675
Additions due to new convertible debt and warrants issued	53,000
Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(341,237
Change in fair value	(673,835
Ending balance as of December 31, 2013	$7,603

The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 86-693%, risk free rate of 0.12-0.18% and an expected term of 0.25 to one year.

NOTE 8 – COMMON STOCK

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

During the three months ended December 31, 2013 the Company issued 3,250,000 shares of common stock for cash proceeds of $130,000.  The Company issued an additional 2,250,000 shares of common stock upon the exercise of warrants at $0.04 per share, resulting in cash proceeds in the amount of $90,000.

FONU2, INC.
Notes to the Condensed Unaudited Financial Statements
December 31, 2013

NOTE 8 – COMMON STOCK (Continued)

During the three months ended December 31, 2013 the Company issued an aggregate of 3,502,411 shares of common stock for the conversion of notes payable and other debts totaling $325,219, and recognized a gain of $5,719.

NOTE 9 – WARRANTS

A summary of the status of the Company’s options and warrants as of September 30, 2013 and 2012 and changes during the periods ended September 30, 2013 and 2012 is presented below:

Description	Warrant Shares	Exercise Price	Value if Exercised
Outstanding at 9/30/12	--	--	--
Granted	6,250,000	$0.04	$1,062,500
Exercised	--	--	--
Expired	--	--	--
Outstanding at 9/30/13	6,250,000	$0.04	$1,062,500
Granted	--	--	--
Exercised	2,250,000	$0.04	$90,000
Expired	4,000,000	$0.04	$160,000
Outstanding at 12/31/13	--	--	--

The warrants granted during the year ended September 30, 2013 were granted in connection with the a private placement offering whereby the Company was authorized to issue up to 6,500,000 units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $0.04 per share.  The units were sold for $0.04 per unit, resulting in total cash proceeds of $250,000.  The warrants were valued using the Black-Scholes Options Pricing Model using the following assumptions: dividend yield of -0-%, volatility of 86-693%, risk free rate of 0.12-0.18% and an expected term of 0.25 to one year.

NOTE 10 - INCOME TAXES

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

As of each reporting date, our management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. We believe that our estimate of future taxable income is reasonable but inherently uncertain, and if our current or future operations and investments generate taxable income different than the anticipated amounts or US tax law changes reduce income expected in the future, adjustments to the valuation allowance are possible.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,496,155 for federal income tax reporting purposes are subject to annual limitations and will begin to expire in 2032. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

For the three month ended December 31, 2013 the Company recorded  -0- income tax provision in consideration of unused net operating loss carry forwards.

FONU2, INC.
Notes to the Condensed Unaudited Financial Statements
December 31, 2013

NOTE 11 – SUBSEQUENT EVENTS

On January 24, 2014 the Company entered into a Securities Purchase Agreement with an unrelated third-party entity in connection with a convertible note whereby the Company borrowed $78,500.  The note principal bears interest at a rate of eight percent per annum and will accrue interest at a rate of 22 percent per annum should the Company default.  The note principal and any unpaid accrued interest is due in full on or before October 28, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.

On January 30, 2014 the Company entered into an agreement with an unrelated public relations firm.  Pursuant to the agreement, the firm will provide public relations services for the Company for a term of six months.  As payment for these services, the Company issued 500,000 shares of common stock on the agreement date, and agreed to issue an additional 700,000 shares at the beginning of month four of the agreement term.

Management performed an evaluation of Company activity through the date the financial statements were issued, and has concluded that there are no other significant subsequent events requiring disclosure.

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

Results of Operation

For The Three Months Ended December 31, 2013 Compared to The Three Months Ended December 31, 2012.

We had $85,096 in revenue in the quarterly period ended December 31, 2013, compared to $68,754 in the quarterly period ended December 31, 2012.  Cost of sales was $32,864 and $17,730 and gross profits were $52,232 and $51,024, in the quarters ended December 31, 2013 and 2012, respectively.

Our operating expenses increased to $411,031 during the quarterly period ended December 31, 2013, from $300,602 in the year-ago period.  We had a loss from operations of $358,799 in the three months ended December 31, 2013 compared to a loss from operations of $249,578 in the three months ended December 31, 2012.  We had net interest expense of $112,623 in the quarter ended December 31, 2013 and $3,940 for the quarter ended December 31, 2012. Additionally we recorded a gain on settlement of debt totaling $5,719 for the three months ended December 31, 2013 and a gain on derivative liability totaling $673,835 for the three months ended December 31, 2013.

For the three months ended December 31, 2013, our net income was $208,132, or $0.00 per share, as compared to a net loss of $253,518, or $0.00 per share, during the year-ago period.

Liquidity

The Company had cash on hand of $102,786 as of December 31, 2013.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2014 fiscal year.  We will have to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the required funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

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

On or about October 18, 2013, Summit Trading, a Bahamian company (“Summit”) filed a Demand for Arbitration with the American Arbitration Association (the “Demand”) in the State of Florida.  The Demand relates to a Consulting Agreement entered into by Summit and Cygnus Internet, Inc. (“Cygnus”) effective as of February 1, 2011, prior to the date of the Agreement and Plan of Reorganization by which the Company acquired the material assets of Cygnus.  In the Demand, Summit demanded the value of 10 percent of the issued and outstanding shares of FONU2, as well as punitive damages, interest and any other appropriate relief.  The Company has engaged Florida counsel and is vigorously defending itself in this matter.

Item 1A.  Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Except as indicated below, during the quarterly period ended December 31, 2013, we have not issued any unregistered securities that have not already been disclosed in a Current Report on Form 8-K.

On the dates indicated below, the Company issued to Asher Enterprises, Inc., a Delaware corporation (“Asher”), the number of shares indicated below in consideration of Asher’s partial conversion of the Company’s outstanding Convertible Promissory Note, dated March 6, 2013, in the principal amount of $78,500:

Date	No. of Shares	Principal Amount Converted

October 7, 2013	221,566	$15,000

October 22, 2013	442,260	$18,000

October 31, 2013	438,585	$10,500*

* In addition to the $10,500 principal amount converted, Asher elected to convert $3,140 in accrued and unpaid interest into shares of the Company’s common stock.

Effective as of October 15, 2013, the Company’s Board of Directors resolved to issue to Jeffrey Pollitt a total of 2,400,000 “unregistered” and “restricted” shares of common stock in consideration of the retirement of $188,300 in Company debt to Mr. Pollitt for funds that Mr. Pollitt advanced to further the development of the Company’s social commerce media platform, as well as $7,419 in accrued interest on such debt and $86,000 in accrued compensation to Mr. Pollitt.

On November 19, 2013, the Company issued to J & S Funding Group, LLC, a Florida limited liability company, a total of 2,250,000 “unregistered” and “restricted” shares of common stock upon exercise of a warrant exercisable at $0.04 per share, for total cash proceeds of $90,000.

Effective as of December 18, 2013, the Company issued a total of 2,500,000 “unregistered” and “restricted” shares of its common stock to Robert B. Lees and Charlotte S. Lees in consideration of $100,000.  Effective as of December 20, 2013, the Company issued 750,000 “unregistered” and “restricted” shares of common stock to Gary Ostrow in consideration of $30,000.  These shares were issued in reliance on the investors’ representation that they are “accredited investors” as defined under Rule 501 of Regulation D of the Securities and Exchange Commission.  We have relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the quarterly period ended December 31, 2013, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

FONU2, INC.

Date:	February 12, 2014	By:	/s/Robert B. Lees
President, CEO, CFO and Director

Date:	February 12, 2014	By:	/s/ Nicole Leigh
Nicole Leigh, Secretary and Director