Form 10-Q
period 2014-03-31
FONU2 Inc.
filed 2014-05-15
CIK 1168325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

May 2, 2014 - Common – 84,929,129
May 5, 2014 - Preferred – none
PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

FONU2 INC.
Condensed Balance Sheets

	March 31,	September 30,
	2014 (Unaudited)	2013
CURRENT ASSETS
Cash	$25,321	$54,197
Inventory	7,521	7,520
Prepaid expenses	93,433	218,384
Total Current Assets	126,275	280,101

PROPERTY AND EQUIPMENT, net	16,401	13,714
OTHER ASSETS
Security deposits	2,285	2,285
TOTAL ASSETS	$144,961	$296,100

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,828	$29,685
Accrued interest payable	28,613	26,683
Payroll liabilities	-	86,000
Derivative liability	-	969,675
Notes payable	19,000	19,000
Convertible notes payable	248,255	114,439
Related party payable	-	188,300
Total Current Liabilities	324,696	1,433,782
Long-term debt, net	127,482
TOTAL LIABILITIES	452,178	1,433,782

STOCKHOLDERS' DEFICIT
Preferred stock series A; 20,000,000 shares authorized, at $0.01 par value, -0- and 0 shares issued and outstanding, respectively	-	-
Preferred stock series B; 20,000,000 shares authorized, at $0.01 par value, -0- and 0 shares issued and outstanding, respectively	-	-
Common stock; 2,000,000,000 shares authorized, at $0.001 par value, 76,554,911 and 67,052,000 shares issued and outstanding, respectively	76,555	67,052
Additional paid-in capital	38,753,880	37,840,793
Deficit accumulated during the development stage	(39,137,652)	(39,045,527)
Total Stockholders' Deficit	(307,217)	(1,137,682)
TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIT	$144,961	$296,100

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended March 31		For the Six Months Ended March 31
	2014	2013	2014	2013

REVENUES	$68,240	$59,523	$153,336	$128,278
COST OF SALES	32,957	38,157	65,821	55,887

GROSS PROFIT	35,283	21,366	87,515	72,391

OPERATING EXPENSES

Depreciation	1,104	453	2,232	916
Professional fees	109,253	188,307	217,637	329,884
General and administrative	200,893	146,191	502,411	304,752

Total Operating Expenses	311,250	334,951	722,280	635,552

LOSS FROM OPERATIONS	(275,967)	(313,585)	(634,765)	(563,161)

OTHER INCOME (EXPENSES)

Interest expense	(14,641)	(121,674)	(127,264)	(125,616)
Gain on settlement of debt	-	-	5,719	-
Gain (loss) on derivative liability	(9,650)	(108,118)	664,185	(108,118)

Total Other Income (Expenses)	(24,291)	(229,792)	542,640	(233,734)

LOSS BEFORE INCOME TAXES	(300,258)	(543,377)	(92,125)	(796,895)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(300,258)	$(543,377)	$(92,125)	$(796,895)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	76,104,999	54,365,357	73,124,837	56,719,054

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	March 31	March 31
	2014	2013
OPERATING ACTIVITIES
Net loss	$(92,125)	$(796,895)
Adjustments to reconcile loss to cash flows from operating activities:
Depreciation	2,232	916
Amortization of debt discount	97,298	87,000
Loss on derivative liability	(664,185)	108,118
Loss on default not payable	(5,719)	29,000
Stock-based compensation	24,600	44,100
Changes in operating assets and liabilities
Inventory	-	(245)
Prepaid expenses	124,951	199,452
Accounts payable & accrued liabilities	8,491	235,028

Net Cash Used in Operating Activities	(504,457)	(93,526)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,919)	-

Net Cash Used in Investing Activities	(4,919)	-

FINANCING ACTIVITIES
Proceeds from notes payable	313,500	-
Repayments on notes payable	(53,000)	-
Cash received on convertible notes payable	-	55,000
Repayments on convertible notes payable	-	-
Proceeds from related party payables	-	52,300
Common stock issued on exercise of options	90,000	-
Common and preferred stock issued for cash	130,000	-

Net Cash Provided by Financing Activities	480,500	107,300

NET INCREASE (DECREASE) IN CASH	(28,876)	13,774

CASH AT BEGINNING OF YEAR	54,197	3,038

CASH AT END OF YEAR	$25,321	$16,812

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Condensed Statements of Cash Flows
(Unaudited)
(Continued)

	Months Ended	Months Ended
	March 31	March 31
	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING ACTIVITY
Conversion of accounts payable to notes payable	$-	$23,500
Common stock issued for convertible notes payable	$43,500	$39,000
Common stock issued for related-party debts	$195,719	$-
Common stock issued for settlement of payroll liability	$86,000	$-
Cancellation of common stock	$-	$23,103
Debt discount from derivative liability	$53,000	$87,000
Write off of derivative liability into additional paid in capital	$358,490	$91,760

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Notes to the Condensed Unaudited Financial Statements
March 31, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the six months ended March 31, 2014 the Company realized a net loss of $92,125, used $504,457 in cash from operating activities and had a working capital deficit of $198,421. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2014 and September 30, 2013, the Company had total of $375,737 and $114,439 in outstanding convertible notes payable respectively.

			March 31, 2014			September 30, 2013
Convertible Debt	Note Date	Maturity Date	Face value	Discount	Net	Face value	Discount	Net

Loan #1	9/30/2011	Demand	50,000		50,000	50,000		50,000
Loan #2	3/11/2013	12/16/2013				43,500	(32,061)	11,439
Loan #3	6/12/2013	3/14/2014			-	53,000		53,000
Loan #4	11/6/2013	8/8/2014	128,500	(8,745)	119,755
Loan #5	1/24/2014	10/28/2014	78,500	-	78,500
Long term
Loan #6	11/13/2014	11/13/2015	137,500	(10,018)	127,482
			394,500	(18,763)	375,737	146,500	(32,061)	114,439

During 2011, the Company entered into two debt agreements for a total of $75,000.  The notes carry interest at 10% and are convertible into shares of the Company’ common stock at a discount of 30% to the market price of the Company’s common stock, however the conversion price can be no lower than $0.10 or higher than $0.50.  During the year ended September 30, 2013 the Company converted $25,000 of this debt into 243,055 shares of the Company’s common stock.  As of September 30, 2013 and March 31, 2014, the Company owed $50,000 on these notes.  Accrued interest on these notes totaled $8,317 and $10,971, respectively.

During 2013, $58,000 of notes payable that were previously not convertible became convertible.  The embedded conversion options in these notes are required to be classified as liabilities.  See Note 7. The note payable was due on February 2, 2013, and the Company incurred an additional $29,000 owed as part of the principal of the note due to being in default. During the year ended September 30, 2013, the lender converted $87,000 of the note payable. As of March 31, 2014 and September 30, 2013, the note had an outstanding principal of zero.

On March 11, 2013 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $78,500.  $23,500 of the proceeds were paid directly to the Company’s vendors by the lender. The principal accrues interest at a rate of eight percent per annum and is due in full on December 16, 2013. The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the year ended September 30, 2013 the lender converted $35,000 of the note principal into 417,224 shares of the Company’s common stock.  During the six months ended March 31, 2014 the lender converted the remaining $43,500 note principal into 1,102,411 shares of the Company’s common stock.  As of March 31, 2014 and September 30, 2013 the note had an outstanding principal balance of $-0- and $43,500, respectively.

On June 12, 2013 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $53,000.  $3,000 of the proceeds were paid directly to the Company’s vendors by the lender. The principal accrues interest at a rate of eight percent per annum and is due in full on March 14, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability when the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  As of September 30, 2013 the principal balance on this note remained at $53,000.  During the six months ended March 31, 2014 the note became convertible.  The Company recognized an initial derivative liability in the amount of $30,769 pursuant to the debt discount on the note.  On December 20, 2013 the Company paid the note principal, along with all accrued interest, down to zero.  In satisfying the note, the Company recognized a loss on derivative liability in the amount of $9,088 and amortized $7,125 of the debt discount to interest expense.  The remaining $23,644 debt discount was closed to interest and the $39,857 derivative liability was closed to additional paid-in capital.

On November 6, 2013 the Company entered into a convertible promissory note with an unrelated third party whereby the Company borrowed $128,500. The Company received cash proceeds $110,000 with remaining $18,500 recorded as debt discount.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  At March 31, 2014 the entire $128,500 principal balance remained outstanding, along with accrued interest totaling $4,042.

On November 13, 2013 the Company entered into a promissory note with an unrelated third party whereby the Company agreed to borrow a maximum of $300,000.  Each borrowing under the terms of the note, along with specific accrued interest is due two years from the date the specific funds are received by the Company.  Through March 31, 2014, the Company had borrowed $125,000 pursuant to this promissory note.  All borrowings under the terms of this note are subject to a 10% original issue discount such that the consideration due back to the lender is equal to cash proceeds actually received plus ten percent of the amount borrowed.  As such, the principal balance due on this note at March 31, 2014 totaled $137,500. The Company received cash proceeds $125,000 with remaining $12,500 recorded as debt discount. The note is exempt from interest for the 90 days after the note date; after 90 days the unpaid principal balance shall accrue interest at a rate of 12 percent per annum.  The note is convertible into shares of the Company’s common stock no sooner than 180 days after the note date at 60 percent of the lowest trade price in the 25 trading days previous to the conversion. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.   As of March 31, 2014 accrued interest on this note totaled $1,899.

On January 24, 2014 the Company entered into a Securities Purchase Agreement with an unrelated third-party entity in connection with a convertible note whereby the Company borrowed $78,500.  The note principal bears interest at a rate of eight percent per annum and will accrue interest at a rate of 22 percent per annum should the Company default.  The note principal and any unpaid accrued interest is due in full on or before October 28, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  As of March 31, 2014 accrued interest on this note totaled $1,136.

During the year ended September 30, 2013 the Company recorded a debt discount totaling $168,902 relating to the derivative features and original issue discounts of the convertible debts. Of this amount, $136,841 was amortized to interest expense during the year ended September 30, 2013, leaving total unamortized debt discounts of $32,061 as of September 30, 2013.  During the six months ended March 31, 2014, the Company recorded additional debt discounts totaling $84,000, and amortized an total $97,298 to interest expense, leaving total unamortized debt discounts of $18,763 as of March 31, 2014.

NOTE 4 – NOTES PAYABLE

As of March 31, 2014 and September 30, 2013, the Company had total of $19,000 and $19,000 in outstanding notes payable respectively.

			March 31, 2014			September 30, 2013
Notes Payable	Note Date	Maturity Date	Face value	Discount	Net	Face value	Discount	Net
Current
Loan #1	5/1/2012	Demand	19,000		19,000	19,000		19,000
			19,000	-	19,000	19,000	-	19,000

On May 1, 2012 the Company entered into a loan agreement with an unrelated third party. The note principal bears interest at a rate of 10 percent per annum and due on demand. At March 31, 2014 the entire $19,000 principal balance remained outstanding, along with $3,326 in accrued interest.

NOTE 5 – RELATED PARTY NOTES PAYABLE

During the period ended September 30, 2013 the Company borrowed an aggregate amount of $188,300 from its former CEO, Jeff Pollitt. The note is unsecured, bears no interest and is due on demand.

On October 14, 2013 the Company converted the $188,300 note payable due to its former CEO, along with accrued interest of $7,419 and accrued wages payable totaling $86,000, into 2,400,000 shares of the Company’s common stock.  Pursuant to this transaction, the Company recognized a $5,719 gain on settlement of debts.  As of March 31, 2014, all payables to the former CEO had been satisfied in full.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as March 31, 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability	--	--	--	--

NOTE 7 – DERIVATIVE INSTRUMENTS

During 2013, the Company issued debt instruments that were convertible into common stock at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion. During the six months ended March 31, 2014 the Company issued additional debt instruments under the same terms, as well as an additional debt instruments convertible into common stock at a 40% discount to the lowest trading price in the 25 trading days previous to conversion.  The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. A debt discount of $168,902 was recorded as a result of these derivative liabilities, $136,841 of which was amortized into interest expense for the year ended September 30, 2013.  During the period ended March 31, 2014, a new debt discount of $53,000 was recorded as a result of a new derivative liability.

During 2013, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

The following table summarizes the changes in the derivative liabilities during the period ended March 31, 2014:

Ending balance as of September 30, 2013	$969,675
Additions due to new convertible debt and warrants issued	53,000
Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(358,490)
Change in fair value	(664,185)
Ending balance as of March 31, 2014	$-0-

The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 86-693%, risk free rate of 0.11-0.18% and an expected term of 0.25 to one year.

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

During the six months ended March 31, 2014 the Company issued 3,250,000 shares of common stock for cash proceeds of $130,000.  The Company issued an additional 2,250,000 shares of common stock upon the exercise of warrants at $0.04 per share, resulting in cash proceeds in the amount of $90,000.

During the six months ended March 31, 2014 the Company issued an aggregate of 3,502,411 shares of common stock for the conversion of notes payable and other debts totaling $319,500.

On January 30, 2014 the Company entered into an agreement with an unrelated public relations firm.  Pursuant to the agreement, the firm will provide public relations services for the Company for a term of six months.  As payment for these services, the Company issued 500,000 shares of common stock valued at fair market value of $24,600 on the agreement date, and agreed to issue an additional 700,000 shares at the beginning of month four of the agreement term.

NOTE 9 – WARRANTS

A summary of the status of the Company’s options and warrants as of September 30, 2013 and 2012 and changes during the periods ended September 30, 2013 and 2012 is presented below:

Description	Warrant Shares	Exercise Price	Value if Exercised
Outstanding at 9/30/12	--	--	--
Granted	6,250,000	$ 0.04	$ 1,062,500
Exercised	--	--	--
Expired	--	--	--
Outstanding at 9/30/13	6,250,000	$ 0.04	$ 1,062,500
Granted	--	--	--
Exercised	2,250,000	$0.04	$ 90,000
Expired	4,000,000	$0.04	$ 160,000
Outstanding at 03/31/14	--	--	--

The warrants granted during the year ended September 30, 2013 were granted in connection with the a private placement offering whereby the Company was authorized to issue up to 6,500,000 units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $0.04 per share.  The units were sold for $0.04 per unit, resulting in total cash proceeds of $250,000.  The warrants were valued using the Black-Scholes Options Pricing Model using the following assumptions: dividend yield of -0-%, volatility of 227-470%, risk free rate of 0.11% and an expected term of 0.03 to 0.25 year.

NOTE 10 – SUBSEQUENT EVENTS

On April 4, 2014 the Company issued 6,600,000 shares of common stock to various individuals as consideration for services rendered.  In addition, the Company agreed to issue an aggregate of 385,000 shares of common stock per quarter to various individuals as compensation for services to be rendered.

On April 11, 2014 the Company borrowed $62,500 pursuant to a convertible promissory note.  The note will accrue interest at eight percent per annum and is due on April 11, 2015.  The note is convertible at the option of the note holder at 60 percent of average of the lowest three trading prices in the ten-day period prior to conversion.

On April 11, 2014 the Company borrowed $103,000 pursuant to a convertible promissory note.  The note will accrue interest at eight percent per annum and is due on April 11, 2015.  The note is convertible at the option of the note holder at 60 percent of the lowest trading price in the five-day period prior to conversion.

On April 15, 2014 the Company executed an engagement letter with a non-related third party entity to provide certain services in relation to a public offering of the Company’s common stock.  Pursuant to this engagement, the Company issued 823,723 shares of common stock as consideration for the services to be rendered.

On April 15, 2014 the Company issued 227,272 shares of common stock pursuant to the partial conversion of a promissory note.  The principal amount of the note converted was $7,500.

On April 22, 2014 the Company issued 226,152 shares of common stock as payment for legal and professional services rendered.

On April 22, 2014 the Company issued 732,314 shares of common stock for consulting services rendered.

On April 28, 2014 the Company issued 75,643 shares of common stock as payment for professional fees.

On April 29, 2014 the Company issued 189,107 shares of common stock pursuant to the partial conversion of a promissory note.  The principal amount of the note converted was $7,500.

On May 2, 2014 the Company issued 700,000 shares of common stock for services rendered.

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

Results of Operation

For The Three Months Ended March 31, 2014 Compared to The Three Months Ended March 31, 2013.

We had $68,240 in revenue in the quarterly period ended March 31, 2014, representing an increase of approximately 14.6% over the figure of $59,523 in the quarterly period ended March 31, 2013.  Cost of sales during these periods was $32,957 and $38,157, respectively, and gross profits were $35,283 and $21,366, in the quarters ended March 31, 2014 and 2013, respectively.

Our operating expenses decreased to $311,250 during the quarterly period ended March 31, 2014, from $334,951 in the year-ago period.  We had a loss from operations of $275,967 in the three months ended March 31, 2014 compared to a loss from operations of $313,585 in the three months ended March 31, 2013.  We had net interest expense of $14,641 in the quarter ended March 31, 2014 and $121,674 for the quarter ended March 31, 2013.  Additionally we recorded a loss on derivative liability totaling $9,650 for the three months ended March 31, 2014 and a loss of $108,118 for the three months ended March 31, 2013.

For the three months ended March 31, 2014, our net loss was $300,258, or $0.00 per share, as compared to a net loss of $543,377, or $0.01 per share, during the year-ago period.

For The Six Months Ended March 31, 2014 Compared to The Six Months Ended March 31, 2013.

We had $153,336 in revenue in the six months ended March 31, 2014, an increase of approximately 19.5% from the $128,278 in revenue in the six months ended March 31, 2013.  Cost of sales was $65,821 and $55,887 and gross profits were $87,515 and $72,391, in the six months ended March 31, 2014 and 2013, respectively.

Our operating expenses increased to $722,280 during the six months ended March 31, 2014, from $635,552 in the year-ago period.  We had a loss from operations of $634,765 in the six months ended March 31, 2014, compared to a loss from operations of $563,161 in the six months ended March 31, 2013.  We had net interest expense of $127,264 in the six months ended March 31, 2014, and $125,616 for the six months ended March 31, 2013.  Additionally we recorded a gain on settlement of debt for the six months ended March 31, 2014 of $5,719 and a loss on derivative liability totaling $664,185 for the six months ended March 31, 2014 and a gain on derivative liability of $108,118 for the six months ended March 31, 2013.

For the six months ended March 31, 2014, our net loss was $92,125, or $0.00 per share, as compared to a net loss of $796,895, or $0.01 per share, during the year-ago period.

Liquidity

The Company had cash on hand of $25,321 as of December 31, 2013.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2014 fiscal year.  We will have to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the required funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Except as indicated below, during the quarterly period ended March 31, 2014, we have not issued any unregistered securities that have not already been disclosed in a Current Report on Form 8-K.

On March 14, 2014, the Company issued 40,000 “unregistered” and “restricted” shares of its common stock to Brian Kelly in consideration of a cash investment of $10,000, which payment the Company had received on May 7, 2012.

These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the quarterly period ended March 31, 2014, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6.  Exhibits.

Exhibit No.                          Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Robert B. Lees, Interim President.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Robert B. Lees, Chief Financial Officer.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Robert B. Lees, Interim President and Chief Financial Officer.
101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

FONU2, INC.

Date:	May __, 2014	By:	/s/Robert B. Lees
President, CEO, CFO and Director

Date:	May __, 2014	By:	/s/ Nicole Leigh
Nicole Leigh, Secretary and Director