Form 10-Q
period 2014-06-30
FONU2 Inc.
filed 2014-08-14
CIK 1168325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer [   ]  Accelerated filer [   ]   Non-accelerated filer [   ]  Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

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

July 31, 2014 - Common – 110,100,603
July 31, 2014 - Preferred – none
PART I

Item 1.  Financial Statements

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

FONU2 INC.
Condensed Balance Sheets

	June 30,	September 30,
	2014 (Unaudited)	2013
ASSETS
CURRENT ASSETS
Cash	$24,344	$54,197
Inventory	7,520	7,520
Prepaid expenses	74,677	218,384
Total Current Assets	106,541	280,101

PROPERTY AND EQUIPMENT, net	15,285	13,714

OTHER ASSETS
Security deposits	2,285	2,285
TOTAL ASSETS	$124,111	$296,100

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,490	$29,685
Accrued interest payable	26,056	26,683
Payroll liabilities	-	86,000
Derivative liability	515,101	969,675
Notes payable	19,000	19,000
Convertible notes payable, net	150,118	114,439
Related party payable	-	188,300
Total Current Liabilities	724,765	1,433,782

Long-term convertible debt, net	45,008
TOTAL LIABILITIES	769,773	1,433,782

STOCKHOLDERS' (DEFICIT)
Preferred stock series A; 20,000,000 shares authorized at $0.01 par value, -0- and -0- shares issued and outstanding, respectively	-	-
Preferred stock series B; 20,000,000 shares authorized at $0.01 par value, -0- and -0- shares issued and outstanding, respectively	-	-
Common stock; 2,000,000,000 shares authorized at $0.001 par value, 102, 267,387 and 67,052,000 shares issued and outstanding, respectively	102,267	67,052
Additional paid-in capital	39,677,535	37,840,793
Deficit accumulated during the development stage	(40,425,464)	(39,045,527)
Total Stockholders' Deficit	(645,662)	(1,137,682)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$124,111	$296,100

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES	$90,829	$76,380	$244,165	$204,658
COST OF SALES	40,966	32,616	106,787	88,503

GROSS PROFIT	49,863	43,764	137,378	116,155

OPERATING EXPENSES

Depreciation	1,116	510	3,348	1,426
Professional fees	669,843	29,083	887,480	358,967
General and administrative	114,695	145,559	617,106	450,311

Total Operating Expenses	785,654	175,152	1,507,934	810,704

LOSS FROM OPERATIONS	(735,791)	(131,388)	(1,370,556)	(694,549)

OTHER EXPENSES

Interest expense	(209,042)	(7,861)	(336,306)	(133,477)
Gain (loss) on settlement of debt	-	-	5,719	-
Gain (loss) on derivative liability	(342,979)	46,695	321,206	(61,423)

Total Other Expenses	(552,021)	38,834	(9,381)	(194,900)

INCOME (LOSS) BEFORE INCOME TAXES	(1,287,812)	(92,554)	(1,379,937)	(889,449)
PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(1,287,812)	$(92,554)	$(1,379,937)	$(889,449)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	90,069,512	51,177,012	78,773,062	54,871,707

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(1,379,937)	$(889,449)
Adjustments to reconcile loss
to cash flows from operating activities:
Depreciation	3,348	1,426
Amortization of debt discount	296,396	87,000
Loss (gain) on derivative liability	(321,206)	61,423
Loss (gain) on default note payable	(5,719)	29,000
Stock-based compensation	636,542	116,801
Default provision on convertible note payable	-	-
Changes in operating assets and liabilities
Inventory	-	(244)
Prepaid expenses	143,707	198,452
Accrued interest	-	-
Accounts payable & accrued liabilities	18,435	208,285

Net Cash Used in Operating Activities	(608,434)	(187,306)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,919)	(3,000)

Net Cash Used in Investing Activities	(4,919)	(3,000)

FINANCING ACTIVITIES
Proceeds from notes payable	416,500	105,000
Repayments on notes payable	(53,000)	-
Proceeds from related party payables	-	201,300
Repayments on related party payables	-	(5,000)
Common stock issued on exercise of options	90,000	-
Common and preferred stock issued for cash	130,000	-

Net Cash Provided by Financing Activities	583,500	301,300

NET INCREASE (DECREASE) IN CASH	(29,853)	110,994
CASH ACQUIRED FROM CYGNUS	-	-
CASH AT BEGINNING OF YEAR	54,197	3,038

CASH AT END OF YEAR	$24,344	$114,032

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Condensed Statements of Cash Flows
(Unaudited)
(Continued)

	For the Nine Months Ended June 30, 2014	For the Nine Months Ended June 30, 2013
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING ACTIVITY
Conversion of accounts payable to notes payable	12,500	26,500
Common stock issued for settlement of accounts payable	14,338
Common stock issued for convertible notes payable	181,220	81,000
Common stock issued for settlement of payroll liability	86,000
Common stock issued for related party debt	195,719
Cancellation of common stock	-	23,103
Debt discount from derivative liability	410,489	87,000
Write off of derivative liability into additional paid in capital	543,857	143,596

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC.
Notes to the Condensed Unaudited Financial Statements
June 30, 2014

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the nine months ended June 30, 2014 the Company realized a net loss of $1,379,937, used $608,434 in cash from operating activities and had a working capital deficit of $618,224. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2014 and September 30, 2013, the Company had total of $195,126 and $114,439 in outstanding convertible notes payable respectively

			June 30, 2014			September 30, 2013
Convertible Debt	Note Date	Maturity Date	Face value	Discount	Net	Face value	Discount	Net

Loan #1	9/30/2011	Demand	-		-	50,000		50,000
Loan #2	3/11/2013	12/16/2013			-	43,500	(32,061)	11,439
Loan #3	6/12/2013	3/14/2014			-	53,000		53,000
Loan #4	11/6/2013	8/8/2014	73,500	(27,745)	45,755
Loan #5	1/24/2014	10/28/2014	78,500	-	78,500
Loan #6	4/11/2014	4/11/2015	103,000	(80,425)	22,575
Loan #7*	4/11/2014	4/11/2015	15,000	(11,712)	3,288
Long term					-
Loan #8	11/13/2013	11/13/2015	102,280	(57,272)	45,008

			372,280	(177,155)	195,126	146,500	(32,061)	114,439

* The note was assigned from one note holder to another, see details below.

During 2011, the Company entered into two debt agreements for a total of $75,000.  The notes carry interest at 10% and are convertible into shares of the Company’ common stock at a discount of 30% to the market price of the Company’s common stock, however the conversion price can be no lower than $0.10 or higher than $0.50.  During the year ended September 30, 2013 the Company converted $25,000 of this debt into 243,055 shares of the Company’s common stock.  During the nine months ended June 30, 2014, the remaining principal of $50,000 and accrued interest of $12,500 was assigned to a new holder.

During 2013, $58,000 of notes payable that were previously not convertible became convertible.  The embedded conversion options in these notes are required to be classified as liabilities.  See Note 7. The note payable was due on February 2, 2013, and the Company incurred an additional $29,000 owed as part of the principal of the note due to being in default. During the year ended September 30, 2013, the lender converted $87,000 of the note payable. As of June 30, 2014 and September 30, 2013, the note had an outstanding principal of zero.

On March 11, 2013 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $78,500.  $23,500 of the proceeds were paid directly to the Company’s vendors by the lender. The principal accrues interest at a rate of eight percent per annum and is due in full on December 16, 2013.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the year ended September 30, 2013 the lender converted $35,000 of the note principal into 417,224 shares of the Company’s common stock.  During the nine months ended June 30, 2014 the lender converted the remaining $43,500 note principal into 1,102,411 shares of the Company’s common stock.  As of June 30, 2014 and September 30, 2013 the note had an outstanding principal balance of $-0- and $43,500, respectively.  As of June 30, 2014 accrued interest on this note totaled $3,422.

On June 12, 2013 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $53,000.  $3,000 of the proceeds were paid directly to the Company’s vendors by the lender.  The principal accrues interest at a rate of eight percent per annum and is due in full on March 14, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability when the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  As of September 30, 2013 the principal balance on this note remained at $53,000.  During the nine months ended June 30, 2014 the note became convertible.  The Company recognized an initial derivative liability in the amount of $30,769 pursuant to the debt discount on the note.  On December 20, 2013 the Company paid the note principal, along with all accrued interest, down to zero.  In satisfying the note, the Company recognized a loss on derivative liability in the amount of $9,088 and amortized $7,125 of the debt discount to interest expense.  The remaining $23,644 debt discount was closed to interest and the $39,857 derivative liability was closed to additional paid-in capital.

NOTE 3 – CONVERTIBLE NOTES PAYABLE (Continued)

On November 6, 2013 the Company entered into a convertible promissory note with an unrelated third party whereby the Company borrowed $128,500, with initial debt discount of $18,500.  The principal accrues interest at a rate of eight percent per annum and is due in full on August 8, 2014.  The note became convertible on May 5, 2014 at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the nine months ended June 30, 2014 the lender converted $55,000 of the note principal into 5,695,012 shares of the Company’s common stock.  As of June 30, 2014 the remaining principal balance on this note was $73,500.

On November 13, 2013 the Company entered into a promissory note with an unrelated third party whereby the Company agreed to borrow a maximum of $300,000.  Each borrowing under the terms of the note, along with specific accrued interest is due two years from the date the specific funds are received by the Company. All borrowings under the terms of this note are subject to a 10% original issue discount such that the consideration due back to the lender is equal to cash proceeds actually received plus ten percent of the amount borrowed. Through June 30, 2014, the Company had borrowed $137,500, with initial debt discount of $12,500 pursuant to this promissory note. The note is exempt from interest for the 90 days after the note date; after 90 days the unpaid principal balance shall accrue interest at a rate of 12 percent per annum.  The note became convertible into shares of the Company’s common stock on May 12, 2014 at 60 percent of the lowest trade price in the 25 trading days previous to the conversion. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the nine months ended June 30, 2014 the lender converted $35,220 of the note principal into 5,200,000 shares of the Company’s common stock.  As of June 30, 2014 the remaining principal balance on this note was $102,280.

On April 11, 2014 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $103,000. The principal accrues interest at a rate of eight percent per annum and is due in full on April 11, 2015.  The note is convertible at the option of the holder at any point after the note date at a 40 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability when the conversion option became effective after the note date due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  As of June 30, 2014 the principal balance on this note remained at $103,000.

NOTE 3 – CONVERTIBLE NOTES PAYABLE (Continued)

Company assigned $50,000 of principal and $12,500 of interest to a new holder who issued a replacement note.  The principal accrues interest at a rate of eight percent per annum and is due in full on April 11, 2015.  The note is convertible at the option of the holder at any point after the note date at a 40 percent discount to the lowest closing price during the five day period prior to conversion. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is substantial and the transaction should be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate. The Company analyzed the conversion option of the new debt for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability when the conversion option became effective after the note date due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the nine months ended June 30, 2014 the lender converted $47,500 of the note principal into 5,634,632 shares of the Company’s common stock.  As of June 30, 2014 the remaining principal balance on this note was $15,000.

On January 24, 2014 the Company entered into a Securities Purchase Agreement with an unrelated third-party entity in connection with a convertible note whereby the Company borrowed $78,500.  The note principal bears interest at a rate of eight percent per annum and will accrue interest at a rate of 22 percent per annum should the Company default.  The note principal and any unpaid accrued interest is due in full on or before October 28, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  As of June 30, 2014 accrued interest on this note totaled $2,701.

During the year ended September 30, 2013 the Company recorded a debt discount totaling $168,902 relating to the derivative features and original issue discounts of the convertible debts. Of this amount, $136,841 was amortized to interest expense during the year ended September 30, 2013, leaving total unamortized debt discounts of $32,061 as of September 30, 2013.  During the nine months ended June 30, 2014, the Company recorded additional debt discounts totaling $441,489, and amortized a total $296,396 to interest expense, leaving total unamortized debt discounts of $177,154 as of June 30, 2014.

NOTE 4 – NOTES PAYABLE

As of June 30, 2014 and September 30, 2013, the Company had total of $19,000 and $19,000 in outstanding notes payable respectively.

			June 30, 2014			September 30, 2013
Notes Payable	Note Date	Maturity Date	Face value	Discount	Net	Face value	Discount	Net
Current
Loan #1	5/1/2012	Demand	19,000		19,000	19,000		19,000

			19,000	-	19,000	19,000	-	19,000

On May 1, 2012 the Company entered into a loan agreement with an unrelated third party. The note principal bears interest at a rate of 10 percent per annum and due on demand. At June 30, 2014 the entire $19,000 principal balance remained outstanding, along with $3,800 in accrued interest.

NOTE 5 – RELATED PARTY NOTES PAYABLE

During the period ended September 30, 2013 the Company borrowed an aggregate amount of $188,300 from its former CEO, Jeff Pollitt. The note is unsecured, bears no interest and is due on demand.

On October 14, 2013 the Company converted the $188,300 note payable due to its former CEO, along with accrued interest of $7,419 and accrued wages payable totaling $86,000, into 2,400,000 shares of the Company’s common stock.  Pursuant to this transaction, the Company recognized a $5,719 gain on settlement of debts.  As of June 30, 2014, all payables to the former CEO had been satisfied in full.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.
Level 3    –    Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as June 30, 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability	--	--	515,101	515,101

NOTE 7 – DERIVATIVE INSTRUMENTS

During 2013, the Company issued debt instruments that were convertible into common stock at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion. During the nine months ended June 30, 2014 the Company issued additional debt instruments under the same terms, as well as additional debt instruments convertible into common stock at a 40% discount to the lowest trading price in the 25 trading days previous to conversion, 60% discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. A debt discount of $168,902 was recorded as a result of these derivative liabilities, $136,841 of which was amortized into interest expense for the year ended September 30, 2013.  During the period ended June 30, 2014, debt discount of $410,489 was recorded as a result of new derivative liabilities, $296,396 of which was amortized into interest expense for the period ending June 30, 2014.

NOTE 7 – DERIVATIVE INSTRUMENTS (Continued)

During 2013, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

The following table summarizes the changes in the derivative liabilities during the period ended June 30, 2014:

Ending balance as of September 30, 2013	$969,675
Additions due to debt discount	410,489
Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(543,857)
Change in fair value	(321,206)
Ending balance as of June 30, 2014	$515,101

The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 86-693%, risk free rate of 0.02-0.29% and an expected term of 0.11 to 1.53 year.

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

During the nine months ended June 30, 2014 the Company issued 3,250,000 shares of common stock for cash proceeds of $130,000.  The Company issued an additional 2,250,000 shares of common stock upon the exercise of warrants at $0.04 per share, resulting in cash proceeds in the amount of $90,000.

During the nine months ended June 30, 2014 the Company issued an aggregate of 20,032,055 shares of common stock for the conversion of notes payable and other debts totaling $457,220.

On January 30, 2014 the Company entered into an agreement with an unrelated public relations firm.  Pursuant to the agreement, the firm will provide public relations services for the Company for a term of six months.  As payment for these services, the Company issued 500,000 shares of common stock valued at fair market value of $24,600 on the agreement date, and issued an additional 700,000 shares on May 2, 2014 at fair market value of $41,930 at the beginning of month four of the agreement term.

On April 4, 2014 the Company issued 6,625,000 shares of common stock to various individuals as consideration for services rendered.  In addition, the Company agreed to issue an aggregate of 385,000 shares of common stock per quarter to various individuals as compensation for services to be rendered.

NOTE 8 – COMMON STOCK (Continued)

On April 15, 2014 the Company executed an engagement letter with a non-related third party entity to provide certain services in relation to a public offering of the Company’s common stock.  Pursuant to the agreement, the firm will provide services for the Company for a term of one year.  As payment for these services, the Company issued 823,723 shares of common stock valued at fair market value of $50,000 on the agreement date.

On April 22, 2014 the Company issued 226,152 shares of common stock as payment for legal and professional services rendered.

On April 22, 2014 the Company issued 732,314 shares of common stock for consulting services rendered.

On April 25, 2014 the Company issued 75,643 shares of common stock as payment for professional fees.

NOTE 9 – WARRANTS

A summary of the status of the Company’s options and warrants as of September 30, 2013 and 2012 and changes during the periods ended September 30, 2013 and 2012 is presented below:

Description	Warrant Shares	Exercise Price	Value if Exercised
Outstanding at 9/30/12	--	--	--
Granted	6,250,000	$0.04	$1,062,500
Exercised	--	--	--
Expired	--	--	--
Outstanding at 9/30/13	6,250,000	$0.04	$1,062,500
Granted	--	--	--
Exercised	2,250,000	$0.04	$90,000
Expired	4,000,000	$0.04	$160,000
Outstanding at 06/30/14	--	--	--

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

NOTE 10 – SUBSEQUENT EVENTS

On July 7, 2014, the Company issued 4,040,365 shares for the conversion of notes payable $15,000 and accrued interest $515.

On July 8, 2014, the Company issued 4,228,571 shares for the conversion of notes payable $14,800.

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

Results of Operation

For The Three Months Ended June 30, 2014 Compared to The Three Months Ended June 30, 2013.

We had $90,829 in revenue in the quarterly period ended June 30, 2014, representing an increase of approximately 18% over the figure of $76,380 in the quarterly period ended June 30, 2013.  Cost of sales during these periods was $40,966 and $32,616, respectively, and gross profits were $49,863 and $43,764, in the quarters ended June 30, 2014 and 2013, respectively.

Our operating expenses increased to $789,653 during the quarterly period ended June 30, 2014, from $175,152 in the year-ago period.  This increase was driven principally by an increase in professional fees to $669,843 in the June 30, 2014, quarter as compared to $29,083 in the year-ago period.  We had a loss from operations of $735,791 in the three months ended June 30, 2014 compared to a loss from operations of $131,388 in the three months ended June 30, 2013.  We had net interest expense of $209,042 in the quarter ended June 30, 2014 and $7,861 for the quarter ended June 30, 2013.  Additionally we recorded a loss on derivative liability totaling $342,979 for the three months ended June 30, 2014 as compared to a gain of $46,695 for the three months ended June 30, 2013.

For the three months ended June 30, 2014, our net loss was $1,287,812, or $0.01 per share, as compared to a net loss of $92,554, or $0.00 per share, during the year-ago period.

For The Nine Months Ended June 30, 2014 Compared to The Nine Months Ended June 30, 2013.

We had $244,165 in revenue in the nine months ended June 30, 2014, an increase of approximately 19% from the $204,658 in revenue in the nine months ended June 30, 2013.  Cost of sales was $106,787 and $88,503 and gross profits were $137,378 and $116,155, in the nine months ended June 30, 2014 and 2013, respectively.

Our operating expenses increased to $1,507,934 during the nine months ended June 30, 2014, from $810,704 in the year-ago period, due principally to an increase in professional fees to $887,480 in the nine months ended June 30, 2014, as compared to $358,967 in the year-ago period.  We had a loss from operations of $1,370,556 in the nine months ended June 30, 2014, compared to a loss from operations of $694,549 in the nine months ended June 30, 2013.  We had net interest expense of $336,306 in the nine months ended June 30, 2014, and $133,477 in the year-ago period.  Additionally we recorded a gain on settlement of debt for the nine months ended June 30, 2014 of $5,719 and a gain on derivative liability totaling $321,206 for the nine months ended June 30, 2014 and a loss on derivative liability of $61,423 for the nine months ended June 30, 2013.

For the nine months ended June 30, 2014, our net loss was $1,379,937, or $0.01 per share, as compared to a net loss of $889,449, or $0.02 per share, during the year-ago period.

Liquidity

The Company had cash on hand of $24,344 as of June 30, 2014.  We believe that this cash on hand will not be sufficient to meet our expenses through the end of our 2014 fiscal year.  We will have to seek additional financing through either a private placement of our stock or through debt financing.  While management expects to be able to raise the required funds, there is no guarantee that we can obtain adequate financing.  Our ability to achieve a level of profitable operations and/or additional financing may affect our ability to continue as a going concern.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This material deficiency is due to a lack of adequate internal controls and the absence of an audit committee.

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

On or about October 18, 2013, Summit Trading, a Bahamian company (“Summit”) filed a Demand for Arbitration with the American Arbitration Association (the “Demand”) in the State of Florida.  The Demand relates to a Consulting Agreement entered into by Summit and Cygnus Internet, Inc. (“Cygnus”) effective as of February 1, 2011, prior to the date of the Agreement and Plan of Reorganization by which the Company acquired the material assets of Cygnus.  In the Demand, Summit demanded the value of 10 percent of the issued and outstanding shares of FONU2, as well as punitive damages, interest and any other appropriate relief.  The Company has engaged Florida counsel and is vigorously defending itself in this matter.  This mater has been submitted to arbitration and management believes that it will be heard in the fourth quarter of our September 30, 2014, fiscal year.

On June 27, 2014, Asher Enterprises, Inc., filed a complaint in the U.S. District Court for the Southern District of Florida (Case No. 0:14-cv-61481-WPD) seeking an injunction compelling the Company to issue shares of its common stock pursuant to certain Convertible Promissory Note conversions by Asher.  On July 17, 2014, the parties filed a Joint Motion for Dismissal and July 18, 2014, the Court granted the motion and dismissed the case without prejudice.

Item 1A.  Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Except as indicated below, during the quarterly period ended June 30, 2014, we have not issued any unregistered securities that have not already been disclosed in a Current Report on Form 8-K.

On the dates indicated below, the Company issued to Asher Enterprises, Inc., a Delaware corporation (“Asher”), the number of shares indicated, in consideration of Asher’s partial conversion of the Company’s outstanding Convertible Note dated November 6, 2013, in the principal amount of $128,500.  These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

Date	No. of Shares	Principal Amount Converted

5-16-14	970,874	$20,000
5-27-14	1,724,138	$20,000
6-5-14	3,000,000	$15,000

On the dates indicated below, the Company issued to JMJ Financial (“JMJ”), the number of shares indicated, in consideration of JMJ’s partial conversion of the Company’s outstanding $300,000 Promissory Note dated November 13, 2013, as amended.  These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

Date	No. of Shares	Principal Amount Converted

5-14-14	700,000	$14,700
5-28-14	1,500,000	$10,800
6-9-14	3,000,000	$9,720

On the dates indicated below, the Company issued to Magna Group, LLC (“Magna”), the number of shares indicated, in consideration of Magna’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated April 11, 2014 (initially entered into between the Company and Vincent Pilletteri on September 30, 2011), in the principal amount of $62,500.  These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

Date	No. of Shares	Principal Amount Converted

4-15-14	227,272	$7,500
4-29-14	189,107	$7,500
5-14-14	357,142	$7,500
5-30-14	2,083,333	$15,000
6-13-14	2,777,778	$10,000

On the dates indicated below, the Company issued the following “unregistered” and “restricted” shares as indicated.

Name	No. of Shares	Issuance Date	Consideration

Jeff Brown	100,000	4-9-14	(1)
Eric Gill	250,000	4-9-14	(1)
Adam Kruger	1,000,000	4-9-14	(1)
Robert B. Lees	2,000,000	4-9-14	(1)
Nicole Leigh	750,000	4-9-14	(1)
Roger Miguel	2,000,000	4-9-14	(1)
John Nittolo	500,000	4-9-14	(1)
Eduardo Cabrera	411,861	4-21-14	(2)
Wellington Shields & Co.	411,861	4-21-14	(2)
Maximum Performance Advisors	700,000	5-5-14	(3)

(1)  These shares were issued in consideration of services related to the launch of the Company’s web site, which services were valued at $0.07 per share.

(2)  These shares were issued under the terms of an Engagement Letter with Wellington Shields & Co., dated April 15, 2014, by which the Company agreed to issue to Wellington Shields $50,000 in “unregistered” and “restricted” shares of the Company’s common stock valued at the five-day trailing average closing price of such stock on the execution date of the Engagement Letter.  On that date, such price was $0.0607 per share.

(3)  These shares were issued pursuant to the terms of the Agreement that Maximum Performance Advisors and the Company executed effective as of January 30, 2014.  See the Company’s Current Report on Form 8-K dated January 30, 2014 and filed with the Securities and Exchange Commission on February 3, 2014.

These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

Item 3.  Defaults Upon Senior Securities.

None; not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

During the quarterly period ended June 30, 2014, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

FONU2, INC.

Date:	August 13, 2014	By:	/s/Robert B. Lees
President, CEO, CFO and Director

Date:	August 13, 2014	By:	/s/ Nicole Leigh
Nicole Leigh, Secretary and Director