Form 10-K
period 2014-09-30
FONU2 Inc.
filed 2015-01-13
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended September 30, 2014

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________ to _____________

Commission file number: 000-49652

FONU2 INC.

 (Exact name of registrant as specified in its charter)

Nevada	65-0773383
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

331 East Commercial Blvd., Ft. Lauderdale, FL 33334

 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:

(954) 938 4133

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes |X_| No ||

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

         Yes |X_| No |_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year. The market value of the Registrant’s voting $.001 par value common stock held by non-affiliates of the Registrant was approximately $2,248,993 (shares outstanding as of September 30, 2014 was 124,913,633).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.   The number of shares outstanding of the Registrant’s only class of common stock, as of January 12, 2015 was 1,067,615,769 shares of its $0.001 par value common stock.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15 Exhibits, Financial Statement Schedules	54
SIGNATURES	56

FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to FONU2, Inc. ("FONU2") plans, strategies, objectives, expectations, intentions and adequacy of resources.

PART I

ITEM 1. BUSINESS

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to the “Registrant” "We," Us," “Our” “FONU2” or the "Company" are to FONU2, Inc.

About FONU2, Inc.

FONU2 is currently developing a social commerce web-site and mobile applications bringing sellers and buyers of services and products together in real time. The Company is focused on completing the development of Our mobile service to establish Our platform as the “go to” destination for sellers and buyers to list and search for services/products, schedule appointments, and make payments, all in a real time mobile environment.  Management believes that FONU2 will also be the only prepaid card to fully integrate Facebook relationships into the transaction experience. In the future, We may also acquire other companies, and similar products and services to those We currently offer, or will offer in the future.

The Company continues to operate its legacy business of selling comic books, toys and collectible items at its retail location at 331 East Commercial Blvd., Ft. Lauderdale, Florida, and on eBay.

FONU2 was incorporated on October 25, 2011 in the state of Nevada. The Company operates on a September 30 fiscal year-end.

Events For the Year Ended September 30, 2014

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

On November 6, 2013, the Company agreed to sell, an 8% convertible note in the aggregate principal amount of $128,500 to Asher.

On November 13, 2013, the Company executed a $300,000 Promissory Note in favor of JMJ Financial (“JMJ”).  Under the terms of the Note, JMJ will pay $85,000 to the Company at closing and JMJ will have the right to pay additional consideration, up to and additional $185,000, to the Company in JMJ’s sole discretion.  The Note includes a $30,000 original issue discount

On December 16, 2014, the Company authorized the issue of 4,000,000 shares to raise $160,000 through a private placement memorandum

On January 30, 2014, the Company entered into an agreement with Maximum Performance Advisors, Inc. (“MPAI”). MPAI will provide client public relations, communications, advisory and consulting services to the Company for a period of six months.  500,000 unregistered and restricted shares were issued as payment for these services.

On January 24, 2014, the Company agreed to sell, an 8% convertible note in the aggregate principal amount of $78,500 to Asher.

On March 7, 2014 the Company issued 84,580 shares of free trading shares to an investor who had made an investment on May 7, 2012 but as a result of a company oversight had not been issued shares.

On April 4, 2014 the Company issued a stock bonus to eight key contributors after completing and launching a beta version of its social commerce website.  The stock bonus consisted of 6,600,000 “unregistered” and “restricted” shares issued immediately as well as 385,000 to be paid quarterly thereafter.

On April 11, 2014 the Company agreed to sell, an 8% convertible note in the aggregate principal amount of $103,000 to Magna.

On April 15, 2014 the Company entered an engagement letter with Wellington Shields & Co (“WS”) in respect of a proposed public offering of $30 Million consisting of the Company’s common shares intended to be listed on the MKT or NASDAQ exchange, including an intention by WS to underwrite the offering.

Fees payable to WS include:

7% of the amount received from the public offering

Non – refundable $50,000 of restricted common stock (823,723 “unregistered” and “restricted” shares were issued)

Warrants in favor of WS and/or its designees to purchase an aggregate of common shares amounting to 4% of the total shares sold pursuant to the public offering. Said warrants shall be exercisable at a price of 120% of the public offering price.

A non – accountable expense allowance of 2% of the gross proceeds of the public offering.

The engagement expires three (3) months after SEC provides a Notice of Effectiveness on the S-1 registration form.

On April 15, 2014 the Company entered an engagement letter with Wellington Shields & Co (“WS”) as exclusive financial advisor to the Company as it relates to a proposed raise of acquisition financing of up to $20Million.

Fees payable to WS include:

A placement fee of 8% of the gross proceeds of the placement

A success fee of 3% of the fully diluted shares outstanding post merger

The term of the engagement is 12 months expiring on April 15, 2015.

On April 22, 2014 the Company issued 226,152 S-8 registered shares in exchange for $14,338 in certain non-capital raising legal services.

On April 22, 2014 the company issued 732,314 S-8 registered shares in exchange for $51,262 of outstanding invoices for website development services.

On April 28, 2014 the company issued 75,643 S-8 registered shares in exchange for $5,000 of outstanding invoices for certain non-capital raising accounting services.

On May 2, 2014, the Company issued 700,000 shares of “unregistered” and “restricted common shares to Maximum Performance Advisors, Inc., to provide certain public relations and communications services to the company.  On August 25, 2014 an additional 4,000,000 shares were issued as the service was extended for an additional 6 months.

On July 7, 2014 the company entered into a Security Purchase Agreement in the amount of $73,500

On July 17, 2014 the Company issued 89,273 S-8 registered shares in exchange for $5,659.96 in certain non-capital raising legal services.

On August 19, 2014 the company authorized the issuance of a $1,500,000 in Convertible Debenture at 12% simple annual interest with a minimum investment of $25,000.  This offering expired August 31, 2014.  On September 1, 2014 this offering was extended until November 30, 2014.

On August 21, 2014 the company issued a $25,000 convertible debenture to Ira Williams, a long time Company investor

On October 1, 2014 Robert Lees resigned as President and CEO and Roger Miguel who had served as Chief Operating Officer was appointed President and CEO.  Robert Lees remained in the company and on the Board of Directors.

On October 3, 2014 Robert Lees resigned as CFO and as Director.  Roger Miguel assumed the role of Interim CFO.  The Board of Director position was left vacant.

On December 3, 2014 the Company issued an aggregate of 770,000 shares of common stock to various individuals as compensation for services rendered. This payment was for the first two quarters.  Subsequently this program was terminated.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.   Management believes that all adjustments necessary for a fair presentation of the results of the twelve (12) months ended September 30, 2014 and 2013 respectively have been made. The Company does not have any subsidiaries.

Employees

As of September 30, 2014, FONU2 had five full-time employees. They are not part of any union, and we believe that our relationships with them are good.

STRATEGY

Strategy

The Company’s management team has identified the following strategies to drive the growth and potential success of the Company. Subject to financing, due diligence, and approval by the Board of Directors, the Company plans to continue regular operations of its Comic Book and Collectibles business.  The retail operation continues to operate at close to the break-even point. The Company plans to focus more efforts into expanding its market by selling increased amounts of inventory through eBay.

The Company still believes that its Social Commerce website offers tremendous potential for future income.  However, the Company requires approximately $50,000 per month to sustain this operation.   The Company needs to raise approximately $600,000, or acquire a company with sufficient cash flow to provide this funding.  The Company is currently looking at several acquisition and strategic partnership opportunities that would fulfill this objective

Traditional Marketing.

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

Internet and Social Media Marketing.

FONU2’s web-site and mobile application will be utilizing proven viral search engine techniques coupled with social media management to bring in new clients to its social commerce platform. FONU2’s primary marketing focus will be in the following areas: Press releases and launch announcement, informational video clips, affiliate marketing, click-thru advertising, member referral programs, and strategic partnership.

Principal Products or Services and Their Markets

Our website and future mobile app will offer a social commerce marketing platform where people can promote themselves locally and through their social networks and make extra money.  Services will include post and list services, buy and sell listings, jobs classified, lost and found as well as social networking and games.  Our target market is the local internet advertising business by consumers who are focused on social media networking and smartphone technology.

Over the past year We have made the following improvements to Our planned product offering:

● Developed core functionality on Our web-site including:

● Enhanced account profile functionality with customizable privacy settings,

● Amazon Wallet integration to allow secure transactions utilizing a familiar, trusted provider

● Enhanced Post and List functionality

● Added a dynamic ticket functionality with Messaging technology

● Introduced Lost and Found functionality, where members can offer rewards for lost valuables or pets

● Implemented a multi-layer security environment to protect customers’ data

● Contracted with Amazon Web Services (“AWS”) in order to deliver cloud performance solutions and data protection services to its customer base.

●     Over the next six months, FONU2 plans to finish developing core functionality of its web site and mobile app.   The Company plans to launch beta versions early in the new year and is planning a full launch by the end of the first quarter of 2015.

In Our legacy retail business, Our principal products are the comic books, toys, collectibles and estate sale items that We sell from Our store in the Ft. Lauderdale, Florida area, on eBay. Experience and a very low overhead are FONU2's principal advantages in this area.

Distribution Methods of the Products or Services

Upon release, our social commerce web-site and mobile application will be available and accessible through the internet and will be available through mobile app channels for iPhone and Android App distribution,

Sales Summary

The Company continues to operate its legacy business of selling comic books, toys and collectible items at its retail location at 331 East Commercial Blvd., Ft. Lauderdale, Florida, and through its web site Zaldiva.com and on eBay.

COMPETITION, MARKETS AND REGULATION

Competition

The comic book and collectible retailing industry is no more or less competitive than any other mainstream retail business.  Our competitors include other brick-and-mortar and online retailers of comics, toys and collectibles.

In terms of FONU2’s social media platform ad applications, if and when launched, will have significant competition.  Due to the nature of the internet, and e-commerce, We will be competing against companies ranging from start ups to well financed multi national conglomerates.  The e-commerce and social media industries are extremely competitive, with no assurances for success.

Markets

The Company’s target market is domestic users of e-commerce and social media.

Current Operational Status

The Company has made substantial progress over the last year in completing the social media e-commerce platform.  The Company’s comic business, Zaldiva Comics & Collectables, remains operational through its retail location.

The Company is actively engaged in the identification and acquisition of additional products, services, and/or companies.

Investment Company Act 1940

Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, it believes that it will not be subject to regulation under the Investment Company Act of 1940 (the "1940 Act") insofar as it will not be engaged in the business of investing or trading in securities. The Company has obtained no formal determination from the SEC as to its status under the 1940 Act and, consequently, any violation of the 1940 Act would subject it to material adverse consequences. The Company believes that, currently, it is exempt under Regulation 3a-2 of the 1940 Act.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Effective as of March 1, 2013, We executed a lease on Our retail location at 331 E. Commercial Blvd. in Ft. Lauderdale, Florida.  The lease is on a month-to-month basis, with monthly rent in the amount of $1,000.

ITEM 3. LEGAL PROCEEDINGS

FONU2 anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and FONU2 cannot assure that their ultimate disposition will not have a materially adverse effect on FONU2's business, financial condition, cash flows or results of operations. As of the filing of this document, except as indicated below, We are not a party to any pending legal proceedings, nor are We aware of any civil proceeding or government authority contemplating any legal proceeding.

On or about October 18, 2013, which is subsequent to the end of the period covered by this Report, Summit Trading, a Bahamian company (“Summit”) filed a Demand for Arbitration with the American Arbitration Association (the “Demand”) in the State of Florida.  The Demand relates to a Consulting Agreement entered into by Summit and Cygnus Internet, Inc. (“Cygnus”) effective as of February 1, 2011, prior to the date of the Agreement and Plan of Reorganization by which the Company acquired the material assets of Cygnus.  In the Demand, Summit demanded the value of 10 percent of the issued and outstanding shares of FONU2, as well as punitive damages, interest and any other appropriate relief.  On September 26, 2014, all claims by Summit were denied under binding arbitration in favor of the Company.

ITEM 4. MINING SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public trading market for the common stock. Our common stock is quoted on the OTC Bulletin Board under the symbol "FONU", with quotations that commenced in April 2003; however, the market for shares of Our common stock is extremely limited.  No assurance can be given that the present limited market for Our common stock will continue or will be maintained.

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

The following table sets forth the range of high and low sales prices for the Company's common stock for each of the fiscal quarters for the past year as reported on the OTC Markets' OTCQB and the OTC Bulletin Board. These prices represent inter-dealer prices without adjustments for mark-up, markdown, or commission and do not necessarily reflect actual transactions

	High	Low
Year Ended September 30, 2014
First quarter	$ .0547	$ .0031
Second quarter	.0364	.0059
Third quarter	.0150	.0041
Fourth quarter	.0112	.0030

Holders

As of December 10, 2014, We have approximately 923 shareholders of record of Our common stock.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about Us. Under Rule 144(k), a person who has not been one of Our affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least six months, is entitled to sell shares without complying with the manner of sale, volume limitation or notice provisions of Rule 144.

Dividend Policy

As of the filing of this Annual Report, We have not paid any dividends to shareholders. There are no restrictions which would limit Our ability to pay dividends on common equity or that are likely to do so in the future. The Nevada Revised Statutes, however, do prohibit Us from declaring dividends where, after giving effect to the distribution of the dividend; We would not be able to pay Our debts as they become due in the usual course of business; or Our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution

Recent Sales of Unregistered Securities

An aggregate of 499,887,998 shares were issued upon conversion of Notes in the aggregate amount of $95,220 at an average conversion price of $0.00019 per share. The convertible debt was purchased by non-affiliated third parties who effected the foregoing conversions.

An aggregate of 90,600,000 shares were issued upon conversion of Notes in the aggregate amount of $23,064 at an average conversion price of $0.00025 per share. The convertible debt was purchased by non-affiliated third parties who effected the foregoing conversions.

An aggregate of 326,711,235 shares were issued upon conversion of Notes in the aggregate amount of $83,000 at an average conversion price of $0.00025 per share. The convertible debt was purchased by non-affiliated third parties who effected the foregoing conversions.

These shares were issued pursuant to the exemption from registration provided by Section 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.  Pursuant to certain covenants contained in their convertible notes, exclusive of Magna Equities II, LLC (“Magna”) at no time did the investors own more than 4.99% of the Company’s issued and outstanding common stock following any of the above-referenced conversions by such entities.  On October 21, 2014, Magna filed with the Securities and Exchange Commission a Schedule 13G disclosing its ownership of approximately 9.99% of the Company’s issued and outstanding common stock resulting from the above-referenced conversions by Magna.

Issuer Purchases of Equity Securities

FONU2 did not repurchase any shares of its common stock during the years ended September 30, 2014 or 2013.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Our audited financial statements and notes thereto included herein and “Forward Looking Statements” above.

PLAN OF OPERATIONS

Plan of Operations

The Company plans to continue regular operations of its Comic Book and Collectibles business.  The retail operation continues to operate at close to the break-even point. The Company plans to focus more efforts into expanding its market buy selling increased amounts of inventory through eBay.

The Company still believes that its Social Commerce website offers tremendous potential for future income.  However, the Company requires approximately $50,000 per month to sustain this operation.   The Company needs to raise approximately $600,000 or acquire a company with sufficient cash flow to provide this funding.

RESULTS OF OPERATIONS

For the year ended September 30, 2014, We earned revenues of $343,453. We spent $158,370 on cost of sales, earning a gross margin of $185,083. We had depreciation expense of $4,476, general and product development expenses of $431,993. We incurred $141,170 in compensation and $982,594 on professional fees, investment banking fees and the other professional services. We incurred general and administrative expenses of $113,614. We incurred an interest expense of $462,959, a gain on settlement of debt of $12,602 and a gain on derivative liability of $583,615. As a result, We had a net loss of $1,355,506 for the year ended September 30, 2014.

Comparatively, for the year ended September 30, 2013, We earned revenues of $282,009.  We spent $117,283 on cost of sales, earning a gross margin of $164,726. We recorded depreciation expense of $2,141 and product development expenses of $278,050. We incurred $551,648 on compensation and $494,318 on professional fees. We incurred general and administrative expenses of $164,234. We incurred interest expense of $191,853, a gain on settlement of debt of $118,551 and a loss on derivative liability of $303,973. As a result, We had a net loss of $1,702,940 for the year ended September 30, 2013.  The decrease in net loss between the year ended September 30, 2014 and 2013 is primarily due to reduced compensation and the gain on derivative liability.

As a result, We had net cash used by operating activities of $610,556, net cash used in investing activities of $4,919 and net cash provided by financing activities of $576,921 for the year ended September 30, 2014.

Comparatively, We had net cash used by operating activities of $489,141, net cash used in investing activities of $3,000 and net cash provided by financing activities of $543,300 for the year ended September 30, 2013.

LIQUIDITY

The Company currently finances its operations through investment capital from a number of accredited investors.  The primary use of the funds is funding the Company’s operations. Over the next twelve months, the Company’s cash requirement for operations is expected to be approximately $750,000. This requirement is expected to be funded by investor capital.  There can be no assurance that We will be able to raise capital, if at all, upon terms acceptable to the Company. The Company currently has no agreements, arrangements or understandings with respect to obtaining the necessary capital and there can be no assurance that the Company will be able to raise the required funds

.

The Company’s current and future sources of capital are from investors. If the Company was unsuccessful at raising additional capital this could lead to the Company’s termination of operations.

For the year ended September 30, 2014, We used cash in operations of $610,556, consisting primarily of our net loss partially offset by a gain on derivative liability.  A further $4,919 was spent on fixed assets resulting in Our net cash used in investing activities of $4,919.

We received $369,000 on convertible notes, $25,000 on notes payable, $18,000 from related party and $220,000 from common and preferred stock issued for cash. We repaid $53,000 of convertible notes and repaid related party $2,079. As a result We had cash provided by financing activities of $576,921.

For the year ended September 30, 2013, We had cash used in operations of $489,141 and cash used in investing activities from the purchase of fixed assets of $3,000.

We received $105,000 from notes payable, $201,300 from related party, and $250,000 from common and preferred stock issued for cash. We repaid $13,000 to related party. As a result We had cash provided from financing activities of $543,300.

Off - Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of September 30, 2014.

Capital Resources

We have common stock and preferred stock as Our capital resources.

We currently have no material commitments for capital expenditures within the next year; however We do require additional expenditure to complete Our social media e-commerce platform, and the marketing of such products. We intend funding these contracts with vendor financing, third party financing and internally generated cash flow.

In 2014 We had no material commitments for capital expenditures within the next year, however, We intended to incur significant expenses and capital expenditures as part of Our business plan.

Need for Additional Financing

During the past 12 months the comic bookstore business was able to operate at a break even point.  We expect this business to generate a small profit in the coming year and do not require additional financing.

The social commerce business currently has an incomplete web-site that requires between $400,000 to $1,000,000 in financing to complete the application and re-launch services. This business unit is actively looking for merger and acquisition opportunities and financial needs are directly related to merger / acquisition outcome.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FONU2's operations do not employ financial instruments or derivatives that are market sensitive. Short-term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. Our cash holdings do not generate any significant interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FONU2, Inc.

Index to

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors

FONU2, INC.

Ft Lauderdale

We have audited the accompanying balance sheet of Fonu2, Inc. (the “Company”) as of September 30, 2014 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fonu2, Inc. as of September 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for September 30, 2014 have been prepares assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative operating cash flow through September 30, 2014 and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, included in the Form 10-K and, accordingly, we do not express an opinion thereon.

The Hall Group, CPAs

Dallas, Texas

January 13, 2015

FONU2, INC.

Balance Sheets

ASSETS
	September 30,
	2014	2013
CURRENT ASSETS

Cash	$15,643	$54,197
Inventory	9,007	7,520
Prepaid expenses	31,516	218,384
Total Current Assets	56,166	280,101

PROPERTY AND EQUIPMENT, net	14,157	13,714

OTHER ASSETS
Security deposits	2,285	2,285
TOTAL ASSETS	$72,608	$296,100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$7,866	$29,685
Accrued interest payable	32,208	26,683
Payroll and payroll tax liabilities	10,002	86,000
Derivative liability	247,880	969,675
Notes payable	19,000	72,000
Convertible notes payable, net	195,320	61,439
Related party payable	18,000	188,300
Total Current Liabilities	530,276	1,433,782

NON-CURRENT LIABILITIES

Notes payable	25,000	-
Total Non-Current Liabilities	25,000	-
TOTAL LIABILITIES	555,276	1,433,782

STOCKHOLDERS' DEFICIT

Preferred stock series A; 20,000,000 shares authorized,
at $0.01 par value, -0- and -0-
shares issued and outstanding, respectively	-	-
Preferred stock series B; 20,000,000 shares authorized,
at $0.01 par value, -0- and -0-	-	-
shares issued and outstanding, respectively
Common stock; 2,000,000,000 shares authorized,
at $0.001 par value, 124,913,633 and 67,052,502
shares issued and outstanding, respectively	124,913	67,052
Additional paid-in capital	39,793,452	37,840,793
Deficit accumulated during the development stage	(40,401,033)	(39,045,527)

Total Stockholders' Deficit	(482,668)	(1,137,682)
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$72,608	$296,100

The accompanying notes are an integral part of these financial statements.

FONU2, INC.

Statements of Operations

	For the Years Ended
	September 30,
	2014	2013

REVENUES	$343,453	$282,009
COST OF SALES	158,370	117,283

GROSS PROFIT	185,083	164,726

OPERATING EXPENSES

Depreciation	4,476	2,141
Product development	431,993	278,050
Compensation	141,170	551,648
Professional fees	982,594	494,318
General and administrative	113,614	164,234

Total Operating Expenses	1,673,847	1,490,391

LOSS FROM OPERATIONS	(1,488,764)	(1,325,665)

OTHER EXPENSES

Interest expense	(462,959)	(191,853)
Gain on settlement of debt	12,602	118,551
Gain (loss) on derivative liability	583,615	(303,973)

Total Other Expenses	133,258	(377,275)

INCOME (LOSS) BEFORE INCOME TAXES	(1,355,506)	(1,702,940)
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(1,355,506)	$(1,702,940)

BASIC AND DILUTED INCOME (LOSS)
PER SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	58,648,828	58,648,828

The accompanying notes are an integral part of these financial statements.

FONU2, INC.

Statements of Stockholders’ Deficit

							Additional		Total
	Preferred Series A		Preferred Series B		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2012	-	$-	-	$-	66,676,182	$66,676	$37,144,409	$(37,342,587)	$(131,502)

Cancellation of common stock	-	-	-	-	(27,958,306)	(27,959)	27,959	-	-

Common stock issued for services rendered	-	-	-	-	10,581,515	10,582	463,719	-	474,301

Common stock issued for prepaid services	-	-	-	-	1,500,000	1,500	253,500	-	255,000

Common stock issued for conversion of notes
payable and other debts	-	-	-	-	10,003,111	10,003	204,256	-	214,259

Reclassification of derivative liabilities on
conversions of debt	-	-	-	-	-	-	221,200	-	221,200

Common stock issued for cash	-	-	-	-	6,250,000	6,250	243,750	-	250,000

Derivative recognized on warrants granted	-	-	-	-	-	-	(718,000)	-	(718,000)

Net loss for the year ended
September 30, 2013	-	-	-	-	-	-	-	(1,702,940)	(1,702,940)

Balance, September 30, 2013	-	-	-	-	67,052,502	67,052	37,840,793	(39,045,527)	(1,137,682)

Common stock issued for cash	-	-	-	-	3,250,000	3,250	126,750	-	130,000

Common stock issued for conversion
of notes payable and other debts	-	-	-	-	38,293,299	38,293	463,672	-	501,965

Common stock issued in exercise of
stock options	-	-	-	-	2,250,000	2,250	87,750	-	90,000

Common stock issued for services	-	-	-	-	14,067,832	14,068	233,137	-	247,205

Reclassification of derivative liabilities on
conversions of debt	-	-	-	-	-	-	1,041,350	-	1,041,350

Net loss for the year ended
September 30, 2014	-	-	-	-	-	-	-	(1,355,506)	(1,355,506)

Balance, September 30, 2014	-	$-	-	$-	124,913,633	$124,913	$39,793,452	$(40,401,033)	$(482,668)

The accompanying notes are an integral part of these financial statements.

FONU2, INC.

Statements of Cash Flows

	For the Years Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(1,355,506)	$(1,702,940)
Adjustments to reconcile loss
to cash flows from operating activities:
Depreciation	4,476	2,141
Amortization of debt discount	416,125	136,841
Gain (Loss) on derivative liability	(583,615)	303,973
Stock-based compensation	725,096	474,301
Loss on settlement of debt	(12,602)	(130,704)
Default provision on convertible note payable	-	29,000
Changes in operating assets and liabilities
Inventory	(1,487)	(244)
Prepaid expenses	186,868	257,164
Accounts payable & accrued liabilities	10,089	141,327

Net Cash Used
in Operating Activities	(610,556)	(489,141)

INVESTING ACTIVITIES
Purchase of fixed assets	(4,919)	(3,000)

Net Cash Used
in Investing Activities	(4,919)	(3,000)

FINANCING ACTIVITIES
Cash received on convertible notes payable	369,000	-
Repayments on convertible notes payable	(53,000)	-
Cash received on notes payable	25,000	105,000
Repayment of notes payable	-	-
Proceeds from related party payables	18,000	201,300
Repayments of related party payables	(2,079)	(13,000)
Common and preferred stock issued for cash	220,000	250,000

Net Cash Provided
by Financing Activities	576,921	543,300

NET INCREASE (DECREASE) IN CASH	(38,554)	51,159

CASH AT BEGINNING OF YEAR	54,197	3,038

CASH AT END OF YEAR	$15,643	$54,197

FONU2, INC.

Statements of Cash Flows

	For the Years Ended
	September 30,
	2014	2013

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING ACTIVITIES:
Common stock for related party payables	$276,000	$-
Conversion of accounts payable to notes payable	$-	$23,500
Common stock issued for convertible notes payable and other debts	$225,965	$214,259
Cancellation of common stock	$-	$27,959
Debt discount from derivative liability	$903,170	$189,500
Write off of derivative liability into additional paid in capital	$1,041,350	$221,200
Common stock issued for prepaid expenses	$-	$255,000
Derivative liability on warrants granted	$-	$718,000

The accompanying notes are an integral part of these financial statements.

FONU2, INC.

Notes to the Financial Statements

For the Years Ended September 30, 2014 and 2013

1.

BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

FONU2, Inc. (“the Company”) was organized on August 26, 2009, under the laws of the State of Florida, as Cygnus Internet, Inc. The Company is a development stage company and has not commenced principal operations as of the balance sheet date.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting. Management believes that all adjustments necessary for a fair presentation of the results of the years ended September 30, 2014 and 2013 have been made. The Company currently does not have any subsidiaries.

Significant Accounting Policies

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense.  It is also necessary for management to determine, measure and allocate resources and obligations within the financial process according to those principles.  The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management that is responsible for their integrity and objectivity.  Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded  transactions are valid;  2) valid  transactions  are recorded;  and  3) transactions  are recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company for the  respective  periods  being presented.

Reverse-Merger Transaction

On December 2, 2011, the stockholders of Zaldiva, Inc., a Florida corporation (“Zaldiva”) approved Zaldiva’s change of domicile from the state of Florida to the state of Nevada.  The change of domicile was effectuated by merging Zaldiva into its newly-

formed wholly-owned subsidiary, FONU2 Inc., a Nevada corporation formerly known as Zaldiva, Inc. (“FONU2”), with every share of Zaldiva’s common and preferred stock automatically being converted into one-half of one corresponding share of FONU2, and with all fractional shares that would otherwise result from such conversion being rounded up to the nearest whole share.  Zaldiva and FONU2 filed Articles of Merger in the States of Florida and Nevada on December 2, 2011.  The change of domicile and de facto reverse-split were effectuated on January 9, 2012.

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

Earnings (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260 which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  There are no such common stock equivalents outstanding as of September 30, 2014 and 2013.

Comprehensive Income

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the years ended September 30, 2014 and 2013, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the years then ended.

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.     The Company may elect to take advantage of the benefits of this extended transition period in the future.

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

a)

Persuasive evidence of an arrangement exists,

b)

Delivery has occurred or services have been rendered,

c)

The fee is fixed or determinable,

d)

Collectability is reasonably assured.

Cost of Sales

When an inventory item is sold, the Company recognizes cost of sales expense for the value of the inventory item sold.  This value includes the purchase price of the inventory item, plus any expenditure on improvements to the inventory items.  Shipping costs are not included in cost of sales calculations.

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

2.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $40,401,033 as of September 30, 2014, and negative working capital of $474,110.  During the year ended September 30, 2014 the Company realized negative cash flows from operations totaling $610,556.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

3.

CONVERTIBLE NOTES PAYABLE

As of September 30, 2014 and September 30, 2013, the Company had net totals of $195,320 and $61,439 in outstanding convertible notes payable, respectively.

			September 30, 2014			September 30, 2013
Convertible Debt	Note Date	Maturity Date	Face value	Discount	Net	Face value	Discount	Net

Loan #1	9/30/2011	Demand	-		-	50,000		50,000
Loan #2	3/11/2013	12/16/2013			-	43,500	(32,061)	11,439
Loan #3	6/12/2013	3/14/2014			-	53,000		53,000
Loan #4	11/6/2013	8/8/2014	51,560	-	51,560
Loan #5	1/24/2014	10/28/2014	78,500	(23,290)	55,210
Loan #6	4/11/2014	4/11/2015	103,000	(54,463)	48,537

Long term
Loan #8	11/13/2013	11/13/2015	94,990	(54,977)	40,013

			328,050	(132,730)	195,320	93,500	(32,061)	61,439

During 2011, the Company entered into two debt agreements for a total of $75,000.  The notes carry interest at 10% and are convertible into shares of the Company’ common stock at a discount of 30% to the market price of the Company’s common stock, however the conversion price can be no lower than $0.10 or higher than $0.50.  During the year ended September 30, 2013 the Company converted $25,000 of this debt into 243,055 shares of the Company’s common stock.  During the year ended September 30, 2014, the remaining principal of $50,000 and accrued interest of $12,500 was assigned to a new holder.

During 2013, $58,000 of notes payable that were previously not convertible became convertible.  The embedded conversion options in these notes are required to be classified as liabilities.  See Note 7. The note payable was due on February 2, 2013, and the Company incurred an additional $29,000 owed as part of the principal of the note due to being in default. During the year ended September 30, 2013, the lender converted $87,000 of the note payable. As of September 30, 2014 and September 30, 2013, the note had an outstanding principal of zero.

On March 11, 2013 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $78,500.  A total of $23,500 of the proceeds was paid directly to the Company’s vendors by the lender. The principal accrues interest at a rate of eight percent per annum and is due in full on December 16, 2013.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the year ended September 30, 2013 the lender converted $35,000 of the note principal into 417,224 shares of the Company’s common stock.  During the nine months ended June 30, 2014 the lender converted the remaining $43,500 note principal into 1,102,411 shares of the Company’s common stock.  As of September 30, 2014 and September 30, 2013 the note had an outstanding principal balance of $-0- and $43,500, respectively.  As of September 30, 2014 accrued interest on this note totaled $3,422.

On June 12, 2013 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $53,000.  $3,000 of the proceeds was paid directly to the Company’s vendors by the lender.  The principal accrues interest at a rate of eight percent per annum and is due in full on March 14, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability when the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  As of September 30, 2013 the principal balance on this note remained at $53,000.  During the year ended September 30, 2014 the note became convertible.  The Company recognized an initial derivative liability in the amount of $30,769 pursuant to the debt discount on the note.  On December 20, 2013 the Company paid the note principal, along with all accrued interest, down to zero.  In satisfying the note, the Company recognized a loss on derivative liability in the amount of $9,088 and amortized $7,125 of the debt discount to interest expense.  The remaining $23,644 debt discount was closed to interest and the $39,857 derivative liability was closed to additional paid-in capital.

On November 6, 2013 the Company entered into a convertible promissory note with an unrelated third party whereby the Company borrowed $128,500, with initial debt discount of $18,500.  The principal accrues interest at a rate of eight percent per annum and is due in full on August 8, 2014.  The note became convertible on May 5, 2014 at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the year months ended September 30, 2014 the lender converted $76,940 of the note principal into 15,415,891 shares of the Company’s common stock.  As of September 30, 2014 the remaining principal balance on this note was $51,560.

On November 13, 2013 the Company entered into a promissory note with an unrelated third party whereby the Company agreed to borrow a maximum of $300,000.  Each borrowing under the terms of the note, along with specific accrued interest is due two years from the date the specific funds are received by the Company. All borrowings under the terms of this note are subject to a 10% original issue discount such that the consideration due back to the lender is equal to cash proceeds actually received plus ten percent of the amount borrowed. Through June 30, 2014, the Company had borrowed $137,500, with initial debt discount of $12,500 pursuant to this promissory note. The note is exempt from interest for the 90 days after the note date; after 90 days the unpaid principal balance shall accrue interest at a rate of 12 percent per annum.  The note became convertible into shares of the Company’s common stock on May 12, 2014 at 60 percent of the lowest trade price in the 25 trading days previous to the conversion. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the year ended September 30, 2014 the lender converted $42,510 of the note principal into 9,700,000 shares of the Company’s common stock.  As of September 30, 2014 the remaining principal balance on this note was $94,990.

On April 11, 2014 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $103,000. The principal accrues interest at a rate of eight percent per annum and is due in full on April 11, 2015.  The note is convertible at the option of the holder at any point after the note date at a 40 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability when the conversion option became effective after the note date due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  As of September 30, 2014 the principal balance on this note remained at $103,000.

Company assigned $50,000 of principal and $12,500 of interest to a new holder who issued a replacement note.  The principal accrues interest at a rate of eight percent per annum and is due in full on April 11, 2015.  The note is convertible at the option of the holder at any point after the note date at a 40 percent discount to the lowest closing price during the five day period prior to conversion. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is substantial and the transaction should be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate. The Company analyzed the conversion option of the new debt for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability when the conversion option became effective after the note date due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the year ended September 30, 2014 the lender converted all $62,500 of the note principal, along with $773 in accrued interest, into 9,674,997 shares of the Company’s common stock.  As of September 30, 2014 the remaining principal balance on this note was $-0-

On January 24, 2014 the Company entered into a Securities Purchase Agreement with an unrelated third-party entity in connection with a convertible note whereby the Company borrowed $78,500.  The note principal bears interest at a rate of eight percent per annum and will accrue interest at a rate of 22 percent per annum should the Company default.  The note principal and any unpaid accrued interest is due in full on or before October 28, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  As of September 30, 2014 accrued interest on this note totaled $4,284.

During the year ended September 30, 2013 the Company recorded a debt discount totaling $168,902 relating to the derivative features and original issue discounts of the convertible debts. Of this amount, $136,841 was amortized to interest expense during the year ended September 30, 2013, leaving total unamortized debt discounts of $32,061 as of September 30, 2013.  During the year ended September 30, 2014, the Company recorded additional debt discounts totaling $516,794, and amortized a total $416,125 to interest expense, leaving total unamortized debt discounts of $132,730 as of September 30, 2014.

4.

NOTES PAYABLE

As of September 30, 2014 and September 30, 2013, the Company had total of $19,000 and $19,000 in outstanding notes payable respectively.

			September 30, 2014			September 30, 2013
Notes Payable	Note Date	Maturity Date	Face value	Discount	Net	Face value	Discount	Net
Current
Loan #1	5/1/2012	Demand	19,000	-	19,000	19,000	-	19,000
			19,000	-	19,000	19,000	-	19,000
Non-Current
Loan #2	8/26/2014	8/25/2017	25,000	-	25,000	-	-	-
			25,000	-	25,000	-	-	-

On May 1, 2012 the Company entered into a loan agreement with an unrelated third party. The note principal bears interest at a rate of 10 percent per annum and due on demand. At June 30, 2014 the entire $19,000 principal balance remained outstanding, along with $3,800 in accrued interest.

On August 26, 2014 the Company entered into a $25,000 convertible debenture note agreement with an unrelated third party.  The note accrues interest at a rate of 12 percent per annum and is due on August 25, 2017.  Pursuant to the terms of the note, the principal can be converted into shares of the Company’s common stock, at the option of the lender, at any time after six months and up to one year from the note date at a 20 percent discount to the market price of the shares.  The discount will be 25 percent if converted between one and two years, and will be 30 percent if converted after two years.  The maximum conversion price will be $0.50 per share.  As of September 30, 2014, accrued interest on the note totaled $288.

 5.

RELATED PARTY NOTES PAYABLE

During the period ended September 30, 2013 the Company borrowed an aggregate amount of $188,300 from its former CEO, Jeff Pollitt. The note is unsecured, bears no interest and is due on demand.

On October 14, 2013 the Company converted the $188,300 note payable due to its former CEO, along with accrued interest of $7,419 and accrued wages payable totaling $86,000, into 2,400,000 shares of the Company’s common stock.  Pursuant to this transaction, the liabilities were considered fully satisfied, and the Company recognized a $5,719 gain on settlement of debts.

On August 5, 2014 the Company borrowed $18,000 from a related party in the form of a note payable.  The note accrues interest at a rate of 12 percent per annum, is unsecured, and is due on demand.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as September 30, 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability	-	--	247,880	247,880

7.

DERIVATIVE INSTRUMENTS

During 2013, the Company issued debt instruments that were convertible into common stock at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion. During the year ended September 30, 2014 the Company issued additional debt instruments under the same terms, as well as additional debt instruments convertible into common stock at a 40% discount to the lowest trading price in the 25 trading days previous to conversion, 60% discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. A debt discount of $168,902 was recorded as a result of these derivative liabilities, $136,841 of which was amortized into interest expense for the year ended September 30, 2013.  During the period ended September 30, 2014, debt discount of $516,794 was recorded as a result of new derivative liabilities, $416,125 of which was amortized into interest expense for the period ending September 30, 2014.

During 2013, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

The following table summarizes the changes in the derivative liabilities during the period ended September 30, 2014:

Ending balance as of September 30, 2013	$969,675
Additions due to new convertible debt and warrants issued	673,575
Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(618,113)
Change in fair value	(777,257)
Ending balance as of September 30, 2014	$247,880

The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 86-693%, risk free rate of 0.11-0.18% and an expected term of 0.25 to one year.

 8.           COMMON STOCK

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

During the year ended September 30, 2014 the Company issued 3,250,000 shares of common stock for cash proceeds of $130,000.  The Company issued an additional 2,250,000 shares of common stock upon the exercise of warrants at $0.04 per share, resulting in cash proceeds in the amount of $90,000.

During the year ended September 30, 2014 the Company issued an aggregate of 38,293,299 shares of common stock for the conversion of notes payable and other debts totaling $501,965.

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

On August 25, 2014 the Company issued 4,000,000 shares of common stock to a third party consulting entity as payment for a one-year consulting services contract.  The shares were valued at $0.0033 per share, being the market value of the shares on the date of issuance.

On September 30, 2014 the Company issued an aggregate of 385,000 shares of common stock to various third parties as payment for consulting and administrative services rendered.

 9.           INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	September 30, 2014	September 30, 2013
Income tax expense at statutory rate	$ (460,534)	$ (581,720)
Stock-based compensation and contributed salary	246,533	247,962
Change in valuation allowance	214,001	333,757
Income tax expense per books	$ -	$ -

Net deferred tax assets consist of the following components as of:

	September 30, 2014	September 30, 2013
NOL carryover	$ (630,001)	$ (416,000)
Valuation allowance	630,001	416,000
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $2,860,619 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

10.          SUBSEQUENT EVENTS

On November 10, 2014 the Company entered into an Independent Contractor Agreement with a third party, pursuant to which the Company issued 17,500,000 shares of common stock as an initial payment.

Subsequent to September 30, 2014 the Company issued an aggregate of 161,360,664 shares of common stock upon conversion of debts in the amount of $67,240.

 The following resolution was duly adopted by the Board of Directors of the Company effective as of December 5, 2014: pursuant to authority conferred upon the Board of Directors by the Articles of Incorporation, as amended, of the Company, which authorizes the issuance of up to twenty million (20,000,000) shares of preferred stock, par value $0.001 per share, and by the bylaws of the Company.

It was resolved that pursuant to authority expressly granted to and vested in the Board of Directors of the Company by the Company's Articles of Incorporation, the Board of Directors hereby creates a series of preferred stock, herein designated and authorized as the Series B Convertible Preferred Stock, par value $0.01 per share, which shall consist of Two Million Five Hundred Thousand (2,500,000) of the twenty million (20,000,000) shares of preferred stock which the Company now has authority to issue, and the Board of Directors hereby fixes the powers, designations and preferences and the relative, participating, optional and other special rights of the shares of each such class and series, and the qualifications, limitations and restrictions thereof .

On December 8, 2014, the Company entered into a purchase agreement with Studioplex City, LLC, (”SC”) a Georgia based limited liability company and Jake Shapiro (“Shapiro”), the owner of all membership interests of SC. Pursuant to this agreement, the Company paid  Shapiro $2.5 Million in the form of 2,500,000 Series B convertible preferred shares, which were issued to him on December 12, 2014. In return, the Company received 100% of the membership interests of SC.

As part of the purchase agreement The Company has formed Studioplex City Acquisition Corp., as a wholly owned subsidiary of the Company. The closing shall take place through this subsidiary.

As a result of this transaction Shapiro directly owns 67% of the voting securities of the Company, causing a change of control of the Registrant.

On December 8, 2014 the Company elected Shapiro as a director and Chairman of the Board of Directors of the Company.

NOTE 11 – EMPLOYEE BENEFIT PLANS

During the years ended September 30, 2014 and 2013, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

As at September 30, 2014, We had no material commitments and contingencies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 12, 2014 the Company discontinued audit services with Malone Bailey, LLP, (“MB”) its independent registered public accounting firm, and appointed The Hall Group CPAs as its independent registered public accounting firm.

During the term of engagement of MB there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of MB, would have caused MB to make reference to the subject matter of the disagreement(s) in connection with any report.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Based on Our evaluation as of the end of the period covered by this Annual Report, Our principal executive officer and Our principal financial officer concluded that Our disclosure controls and procedures as of the end of the period covered by this Annual Report were not effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to Our management, including Our principal executive officer and Our principal financial officer, as appropriate to allow timely decisions regarding disclosure. This material deficiency is due to a lack of adequate internal controls and the lack of an audit committee.

Management’s Annual Report on Internal Control over Financial Reporting:

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, Our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of

September 30, 2014, Our internal control over financial reporting was not effective, due primarily to lack of adequate internal controls and the lack of an audit committee.  The most significant material weaknesses that led management to this conclusion are the lack of segregation of duties, and failure in the operation of controls over stock based compensation and derivative liabilities.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit the Company to provide only management’s report in this Annual Report.

Evaluation of Changes in Internal Control over Financial Reporting:

There have been no changes in internal control over financial reporting during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company is delinquent in meeting its payroll tax obligations and is working to correct this as soon as possible.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Robert B. Lees	President	2/27/2013	10/1/2014
	CEO	2/27/2013	10/1/2014
	Chairman	12/24/97	10/1/2014*
	CFO	7/10/08	10/3/2014
	Director	12/24/97	10/1/2014
	Secretary	3/29/12	2/27/2013

Nicole Leigh	Secretary	2/27/2013	*
	Director	6/4/07	*

Roger Miguel	Director President CEO CFO	9/11/2013 10/1/2014 10/1/2014 10/3/2014	*

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

On October 1, 2014, Robert B. Lees, Nicole Leigh and Roger Miguel, acting as the sole directors of FONU2 resolved to accept the resignation of Mr. Lees as the Company’s President and Chief Executive Officer and to appoint Mr. Miguel to serve in such capacities.  Mr. Lees will continue to serve as the Chief Financial Officer and as a director of the Company.

On October 3, 2014, Robert B. Lees resigned as a director and as the Chief Financial Officer of FONU2 for personal reasons.  On the same date, the Company’s Board of Directors unanimously resolved to appoint Roger Miguel, the Company’s Chief Executive Officer and one of its two remaining directors, to serve as interim Chief Financial Officer.

Mr. Miguel is 58 years old.  Mr. Miguel graduated from The University of Toronto in 1979 with an Honors BA in Commerce and Economics and has over 30 years experience in the Information Technology Industry.  He currently is serving as Chief Operating Officer at the Company’s wholly-owned subsidiary, FONU2 CCN, Inc. which includes responsibility for all corporate and administrative functions, sales, marketing, contract negotiations and strategic partnerships.  Previously Roger held Senior Management Positions with some of the worlds largest Computer Services Outsourcing Companies (EDS/HP, Computer Sciences Corp, Xerox Business Services).  He managed application services outsourcing across wide variety of industries and provided large account management with major clients such as General Motors, Sears and the Government of Ontario, Canada. Served as Regional Applications Services Manager for CSC in the U.S. Midwest region, Application Service Center Director (900 FTEs) for South East US, and Services Director of Global Process Management for the Americas and the Zurich Financial Services global account.  Successfully managed all aspects of the business including participating in several successful CMMI Level 3, ISO 9K, ISO 20K certifications, large program and product management, business process re-engineering, and business process outsourcing.

There are no family relationships between Mr. Miguel and any other director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Significant Employees

Other than Jeffrey Pollitt, who is responsible for the development of our prepaid card service program, FONU2 has no significant employees who are not executive officers.  Jeffrey Pollitt is no longer with the Company, he apparently resigned without notice in July 2014 and the Company has been unable to contact him since.

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

Jeffrey M. Pollitt, Form 4 re various transactions beginning on July 3, 2013.

J & S Funding Group re various transactions during the 2014 fiscal year.

Code of Ethics

The Company adopted a Code of Ethics that was filed as Exhibit 14 to our Annual Report on Form 10-KSB-A1 for the year ended September 30, 2012.  The Company undertakes to provide to any person, without charge, upon request, a copy of such Code of Ethics.  Requests may be made by contacting the Company at 954-938-4133.

Corporate Governance

Nominating Committee

During the annual period ended September 30, 2014, there were no changes in the procedures by which security holders may recommend nominees to FONU2’s Board of Directors, and FONU2 does not presently have a Nominating Committee for members of its Board of Directors.  Nominations are considered by the entire Board.

Committees of the Board of Directors

FONU2 is managed under the direction of its Board of Directors.

Compensation Committee

The members of the Board of Directors serve as its compensation committee, with the serving Chairman as Chairman of the committee.

Audit Committee

The members of the Board of Directors serve as its audit committee, with Mr. Miguel serving as its chairman.

Previous "Blank Check" or "Shell" Company Involvement

Management of FONU2 has not been involved in prior private "blank-check" or "shell" companies.

Annual Meeting

The annual meeting of Medient stockholders is expected to be held at a future date as soon as practicable. This will be an annual meeting of stockholders for the election of directors. The annual meeting will be held at FONU2s principal office or at such other place as permitted by the laws of the State of Nevada and on such date as may be fixed from time to time by resolution of FONU2’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and Board of Directors members during the fiscal years ended September 30, 2014 and 2013. The table sets forth this information for salary, bonus, and certain other compensation to the Board of Directors members and named executive officers for the past three fiscal years and includes all Board of Directors members and officers as of September 30, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
	9/30/14			2,000,000				11,000
Robert B. Lees President, CEO and CFO	9/30/13 9/30/12 9/30/11		(1) 36,400 0	0 0 0	(1) 75,000 0	0 0 0	0 0 0	8,000 0 0	(1) 111,400 0
	9/30/14			750,000				$46,100
Nicole Leigh, Secretary and Chief Marketing Officer	9/30/13 9/30/12 9/30/11		(1) 36,400 0	0 0 0	(1) 75,000 0	0 0 0	0 0 0	0 0 0	(1) 111,400 0

Roger Miguel COO	9/30/14			2,000,000				17,000

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

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

FONU2 does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended September 31, 2014 and 2013.

Employment Contracts and Termination of Employment and Change-in-Control arrangements.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any of Our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with Us, any change in control of Us, or a change in the person's responsibilities following such a change in control.

Compensation Committee Interlocks and Insider Participation

The FONU2 Board of Directors in its entirety acts as the compensation committee for FONU2, with the serving Chairman as Chairman of the committee.

Stock Option Plan

None; not applicable.

Compensation of Directors

None; not applicable.

Limitation on Liability and Indemnification

FONU2 is a Nevada corporation. The Nevada Revised Statutes (“NRS”) provides that the Articles of Incorporation of a Nevada corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. FONU2’s Articles of Incorporation contain a provision eliminating the personal liability of directors to FONU2 or FONU2 shareholders for monetary damages to the fullest extent provided by the NRS.

The NRS provides that a Nevada corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a "Proceeding"), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation's articles of incorporation. FONU2’s Articles of Incorporation do not contain any such limitation.

The NRS provides that a Nevada corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person's conduct was in the corporation's best interests and, in all other cases, his or her conduct was at least not opposed to the corporation's best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. The Company's Articles of Incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

The NRS, unless otherwise provided in the articles of incorporation, a Nevada corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by its bylaws, general or specific action of its board of directors or shareholders, or contract. FONU’s Articles of Incorporation provide for indemnification of directors, officers, employees, fiduciaries and agents of FONU2 to the full extent permitted by Nevada law.

FONU2’s Articles of Incorporation also provide that FONU2 may purchase and maintain insurance on behalf of any person who is or was a director or officer of FONU2 or who is or was serving at the request of FONU2 as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not FONU2 would have the power to indemnify him or her against such liability.

EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 30, 2014, the number and percentage of Our outstanding shares of common stock owned by (i) each person known to Us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address of Stockholder	Common Stock	Percentage
J & S Funding Group LLC 330 NW 67 th St. #104 Boca Raton, FL 33487	1,750,000	1.4%

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of the date of this Report:

Name and Address of Stockholder	Common Stock	Percentage
Nicole Leigh 331 East Commercial Boulevard Ft. Lauderdale, FL 33334	4,050,714(1)	3.2%

Robert B. Lees 331 East Commercial Boulevard Ft. Lauderdale, FL 33334	7,910,000 (2)	6.3%

Roger Miguel 331 East Commercial Boulevard Ft. Lauderdale, FL 33334	4,760,062	3.8%

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

Changes in Control

Other than as noted in Note 10 above, there are no present arrangements or pledges of our securities which may result in a change in control of FONU2.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

Except as indicated below, there were no material transactions, or series of similar transactions, during the Company’s last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of Our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for such fiscal years and in which any director, executive officer or any security holder who is known to Us to own of record or beneficially more than five percent of any class of Our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.  On November 11, 2011, the Company loaned $7,000 to Mr. Lees.  Mr. Lees repaid the $7,000 principal amount on the loan on December 20, 2011, together with $70 in interest.

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

Parents of the Smaller Reporting Company

FONU2 has no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended September 30, 2014, and 2013:

Fee category	2014	2013

Audit fees	$19,695	$19,695
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$19,695	$19,695

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets as of September 30, 2014 and 2013

Statements of Operations for the Years Ended September 30, 2014 and 2013

Statements of Stockholders' Equity (Deficit) for the Period from September 30, 2012 through September 30, 2014

Statements of Cash Flows for the years ended September 30, 2014 and 2013

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form 10 SB 12G	February 28, 2002
3.2	Certificate of Amendment	Form 10 SB 12G	February 28, 2002
3.3	Certificate of Amendment	Form 8-K	September 17, 2004
3.4	Certificate of Amendment	Form 8-K	August 24, 2010
3.5	Certificate of Amendment	Form 8-K	April 12, 2012
3.6	Bylaws	Form 10 SB 12G	February 28, 2002
10.1	Warrant Amendment Agreement	Form 8-K	October 2, 2009
10.2	Investment Banking and Advisory Agreement	Form 8-K	November 20, 2009
10.3	Placement Agreement	Form 8-K	November 20, 2009
10.4	Securities Purchase Agreement	Form 8-K	May 10, 2010
10.5	Convertible Promissory Note with Asher	Form 8-K	May 10, 2010
10.6	Amendment to Asher Convertible Promissory Note	Form 8-K	September 14, 2010
10.7	Agreement and Plan of Reorganization	Form 8-K	March 6, 2012
10.8	Jeffrey Pollitt Executive Employment Agreement	Form 8-K	March 29, 2012
10.9	Robert Lees Executive Employment Agreement	Form 8-K	March 29, 2012
10.10	Nicole Leigh Executive Employment Agreement	Form 8-K	March 29, 2012
10.11	Mark Simpson Executive Employment Agreement	Form 8-K	March 29, 2012
10.12	William Lavenia Independent Contractor Agreement	Form 8-K	March 29, 2012
10.13	Jeff Olweean Independent Contractor Agreement	Form 8-K	March 29, 2012
10.14	Redemption Agreement with HMBL Trust	Form 8-K	October 24, 2012
10.15	Securities Purchase Agreement with Asher	Form 8-K	March 19, 2013
10.16	Convertible Promissory Note with Asher	Form 8-K	March 19, 2013
10.17	Securities Purchase Agreement with Asher	Form 8-K	July 1, 2013
10.18	Convertible Promissory Note with Asher	Form 8-K	July 1, 2013
10.19	Consulting Agreement with EquityGroups, LLC	Form 8-K	August 13, 2013
10.20	Securities Purchase Agreement with Asher	Form 8-K	November 19, 2013
10.21	Convertible Promissory Note with Asher	Form 8-K	November 19, 2013
10.22	Securities Purchase Agreement with Asher	Form 8-K	January 31, 2014
10.23	Convertible Promissory Note with Asher	Form 8-K	January 31, 2014
10.24	Agreement with Maximum Performance Advisors	Form 8-K	February 3, 2014
10.25	Asset Purchase Agreement	Form 8-K	December 12, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Roger Miguel

January 13, 2015

Roger Miguel

Chief Executive Officer

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger Miguel

January 13, 2015

Roger Miguel

Chief Executive Officer

Chief Financial Officer

Director

/s/ Nicole Leigh

January 13, 2015

Nicole Leigh

Chief Marketing Officer

Director

/s/ Jake Shapiro

January 13, 2015

Chairman of the Board