Form 10-Q
period 2014-12-31
FONU2 Inc.
filed 2015-02-19
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

February 16, 2015 - Common – 15,019,357

February 16, 2015 - Preferred – 6,250

FONU2, INC.

FORM 10-Q

For the quarterly period ended December 31, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

FONU2, INC. AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS
	December 31,	September 30,
	2014	2014
CURRENT ASSETS	(Unaudited)

Cash	$44,793	$15,643
Inventory	7,510	9,007
Prepaid expenses	10,263	31,516
Total Current Assets	62,566	56,166

PROPERTY AND EQUIPMENT, net	13,029	14,157

OTHER ASSETS
Film production contract	2,500,000	-
Security deposits	2,285	2,285
Total Other Assets	2,502,285	2,285
TOTAL ASSETS	$2,577,880	$72,608

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$15,342	$7,866
Accrued interest payable	30,689	32,208
Payroll and payroll tax liabilities	11,662	10,002
Derivative liability	43,568	247,880
Notes payable	89,000	19,000
Convertible notes payable, net	61,887	195,320
Related party payable	18,000	18,000
Total Current Liabilities	270,148	530,276

NON-CURRENT LIABILITIES
Notes payable	25,000	25,000
Total Non-Current Liabilities	25,000	25,000
TOTAL LIABILITIES	295,148	555,276

STOCKHOLDERS' EQUITY
Preferred stock series A; 20,000,000 shares authorized,
at $0.01 par value, -0- and -0-
shares issued and outstanding, respectively	-	-
Preferred stock series B; 20,000,000 shares authorized,
at $0.01 par value, 6,250 and -0-	6	-
shares issued and outstanding, respectively
Common stock; 2,000,000,000 shares authorized,
at $0.001 par value, 2,703,924 and 312,284
shares issued and outstanding, respectively	2,704	312
Additional paid-in capital	43,112,009	39,918,053
Deficit accumulated during the development stage	(40,831,987)	(40,401,033)
Total Stockholders' Equity	2,282,732	(482,668)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,577,880	$72,608

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Month Ended
	December 31,
	2014	2013

REVENUES	$117,285	$85,096
COST OF SALES	42,955	32,864

GROSS PROFIT	74,330	52,232

OPERATING EXPENSES

Depreciation	1,128	1,128
Product development	4,124	235,819
Compensation	42,052	38,870
Professional fees	59,217	108,385
General and administrative	56,412	26,829

Total Operating Expenses	162,933	411,031

LOSS FROM OPERATIONS	(88,603)	(358,799)

OTHER EXPENSES

Interest expense	(104,615)	(112,623)
Gain on settlement of debt	2,090	5,719
Gain (loss) on derivative liability	(239,826)	673,835

Total Other Expenses	(342,351)	566,931

INCOME (LOSS) BEFORE INCOME TAXES	(430,954)	208,132
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(430,954)	$208,132

BASIC AND DILUTED INCOME (LOSS)
PER SHARE	$(0.37)	$1.19

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	1,172,298	174,831

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(430,954)	$208,132
Adjustments to reconcile loss
to cash flows from operating activities:
Depreciation	1,128	1,128
Amortization of debt discount	98,904	89,320
Gain on derivative liability	239,826	(673,835)
Stock-based compensation	14,739	-
Gain on settlement of debt	(2,090)	(5,719)
Changes in operating assets and liabilities
Inventory	1,497	-
Prepaid expenses	21,344	70,274
Accounts payable & accrued liabilities	14,756	2,208

Net Cash Used in Operating Activities	(40,850)	(308,492)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(4,919)

Net Cash Used in Investing Activities	-	(4,919)

FINANCING ACTIVITIES
Cash received on convertible notes payable	-	-
Repayments on convertible notes payable	-	(53,000)
Cash received on notes payable	70,000	195,000
Common stock issued on exercise of warrants	-	90,000
Common and preferred stock issued for cash	-	130,000

Net Cash Provided by Financing Activities	70,000	362,000

NET INCREASE (DECREASE) IN CASH	29,150	48,589

CASH AT BEGINNING OF YEAR	15,643	54,197

CASH AT END OF YEAR	$44,793	$102,786

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING ACTIVITIES:
Common stock issued for convertible notes payable and other debts	$237,477	$-
Write off of derivative liability into additional paid in capital	$444,138	$-
Preferred stock issued in acquisition of subsidiary	$2,500,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2014

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2014 audited financial statements.  The results of operations for the periods ended December 31, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the three months ended December 31, 2014 the Company realized a net loss of $430,954, used $40,850 in cash from operating activities and had a working capital deficit of $207,582. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2014 and September 30, 2014, the Company had total of $61,887 and $195,320 in outstanding convertible notes payable respectively:

			December 31, 2014			September 30, 2014
Convertible Debt	Note Date	Maturity Date	Face value	Discount	Net	Face value	Discount	Net

Loan #1	11/6/2013	8/8/2014	$-	$-	$-	$51,560	$-	$51,560
Loan #2	1/24/2014	10/28/2014	16,265	-	16,265	78,500	(23,290)	55,210
Loan #3	4/11/2014	4/11/2014	29,500	(12,122)	17,378	103,000	(54,463)	48,537
Loan #4	11/13/2013	11/12/2015	49,948	(21,704)	28,244	-	-	-

Long-term
Loan # 5			-	-	-	94,990	(54,977)	40,013

			$95,713	$(33,826)	$61,887	$328,050	$(132,730)	$195,320

NOTE 3 – CONVERTIBLE NOTES PAYABLE (Continued)

On November 6, 2013 the Company entered into a convertible promissory note with an unrelated third party whereby the Company borrowed $128,500, with initial debt discount of $18,500.  The principal accrues interest at a rate of eight percent per annum and is due in full on August 8, 2014.  The note became convertible on May 5, 2014 at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the year ended September 30, 2014 the lender converted $76,940 of the note principal into 15,415,891 shares of the Company’s common stock.  As of September 30, 2014 the remaining principal balance on this note was $51,560.  During the three months ended December 31, 2014 the lender converted the remaining $51,560 note principal plus $5,140 in accrued interest into a total of 115,816,546 shares of the Company’s common stock.  Pursuant to this transaction, the Company recorded a gain on settlement of debt in the amount of $2,090.

On November 13, 2013 the Company entered into a promissory note with an unrelated third party whereby the Company agreed to borrow a maximum of $300,000.  Each borrowing under the terms of the note, along with specific accrued interest is due two years from the date the specific funds are received by the Company. All borrowings under the terms of this note are subject to a 10% original issue discount such that the consideration due back to the lender is equal to cash proceeds actually received plus ten percent of the amount borrowed. Through September 30, 2014, the Company had borrowed $137,500, with initial debt discount of $12,500 pursuant to this promissory note. The note is exempt from interest for the 90 days after the note date; after 90 days the unpaid principal balance shall accrue interest at a rate of 12 percent per annum.  The note became convertible into shares of the Company’s common stock on May 12, 2014 at 60 percent of the lowest trade price in the 25 trading days previous to the conversion. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the year ended September 30, 2014 the lender converted $42,510 of the note principal into 9,700,000 shares of the Company’s common stock.  As of September 30, 2014 the remaining principal balance on this note was $94,990.  During the three months ended December 31, 2014 the lender converted $45,042 of note principal into 185,700,000 shares of the Company’s common stock.  As of December 31, 2014 the remaining principal balance of the note was $49,948, with $10,661 in accrued interest.

On April 11, 2014 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $103,000. The principal accrues interest at a rate of eight percent per annum and is due in full on April 11, 2015.  The note is convertible at the option of the holder at any point after the note date at a 40 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability when the conversion option became effective after the note date due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  As of September 30, 2014 the principal balance on this note remained at $103,000.  During the three months ended December 31, 2014, the lender converted $73,500 in note principal into 283,529,413 shares of common stock.  As of December 31, 2014 the remaining principal balance on the note was $29,500, with $1,336 in accrued interest.

On January 24, 2014 the Company entered into a Securities Purchase Agreement with an unrelated third-party entity in connection with a convertible note whereby the Company borrowed $78,500.  The note principal bears interest at a rate of eight percent per annum and will accrue interest at a rate of 22 percent per annum should the Company default.  The note principal and any unpaid accrued interest is due in full on or before October 28, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  As of September 30, 2014 the full principal balance, along with accrued interest of $4,284, remained outstanding.  During the three months ended December 31, 2014, the lender converted $62,235 in note principal into 341,825,080 shares of common stock.  As of December 31, 2014, the remaining principal balance of the note was $16,265, with $5,240 in accrued interest.

During the year ended September 30, 2014, the Company recorded debt discounts totaling $516,794, and amortized a total $416,125 to interest expense, leaving total unamortized debt discounts of $132,730 as of September 30, 2014.  During the three months ended December 31, 2014, the Company recorded no new debt discounts and amortized a total of $98,904 to interest expense, leaving total unamortized debt discounts of $33,826 as of December 31, 2014.

NOTE 4 – NOTES PAYABLE

As of December 31, 2014 and September 30, 2014, the Company had total of $89,000 and $19,000 in outstanding notes payable respectively.

			December 31, 2014			September 30, 2014
Notes Payable	Note Date	Maturity Date	Face value	Discount	Net	Face value	Discount	Net
Current
Loan # 1	5/1/2012	Demand	19,000	-	19,000	19,000	-	19,000
Loan # 2	12/22/2014	12/22/2015	50,000	-	50,000	-	-	-
Loan # 3	12/31/2014	12/31/2015	20,000	-	20,000	-	-	-

Long-Term
Loan # 4	8/26/2014	8/25/2017	25,000	-	25,000	25,000	-	25,000
			89,000	-	89,000	19,000	-	19,000

On May 1, 2012 the Company entered into a loan agreement with an unrelated third party. The note principal bears interest at a rate of 10 percent per annum and due on demand. At September 30, 2014 the entire $19,000 principal balance remained outstanding, along with $3,800 in accrued interest.  As of December 31, 2014 accrued interest on the note totaled $4,758.

On December 22, 2014 the Company entered into a Convertible Redeemable Note Agreement with an unrelated third party.  Pursuant to the terms of the note, the Company borrowed $50,000 from the lender, which accrues interest at a rate of eight percent per annum, and is due on December 22, 2015.  The note is convertible at the option of the lender at any time after the six month anniversary of the note, at the lower of 70 percent of the thirty-day volume weighted average trading price of the Company’s common stock, or $0.0003 per share.  As of December 31, 2014 the outstanding principal balance on the note was $50,000, with accrued interest of $99.

On December 31, 2014 the Company entered into a Convertible Redeemable Note Agreement with an unrelated third party.  Pursuant to the terms of the note, the Company borrowed $20,000 from the lender, which accrues interest at a rate of eight percent per annum, and is due on December 31, 2015.  The note is convertible at the option of the lender at any time after the six month anniversary of the note, at $0.001 per share.  As of December 31, 2014 accrued interest on the note totaled $39.

On August 26, 2014 the Company entered into a $25,000 convertible debenture note agreement with an unrelated third party.  The note accrues interest at a rate of 12 percent per annum and is due on August 25, 2017.  Pursuant to the terms of the note, the principal can be converted into shares of the Company’s common stock, at the option of the lender, at any time after six months and up to one year from the note date at a 20 percent discount to the market price of the shares.  The discount will be 25 percent if converted between one and two years, and will be 30 percent if converted after two years.  The maximum conversion price will be $0.50 per share.  As of December 31, 2014, the entire principal balance remained outstanding and accrued interest on the note totaled $379.

NOTE 5 – RELATED PARTY NOTES PAYABLE

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as December 31, 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability	--	--	43,568	43,568

NOTE 7 – DERIVATIVE INSTRUMENTS

During 2013, the Company issued debt instruments that were convertible into common stock at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion. During the year ended September 30, 2014 the Company issued additional debt instruments under the same terms, as well as additional debt instruments convertible into common stock at a 40% discount to the lowest trading price in the 25 trading days previous to conversion, 60% discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. A debt discount of $168,902 was recorded as a result of these derivative liabilities, $136,841 of which was amortized into interest expense for the year ended September 30, 2013.  During the period ended September 30, 2014, debt discount of $516,794 was recorded as a result of new derivative liabilities, $416,125 of which was amortized into interest expense for the period ending September 30, 2014.  During the three months ended December 31, 2014, $98,904 of the debt discount was amortized to interest expense.

During the year ended September 30, 2014 and the three months ended December 31, 2014, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

The following table summarizes the changes in the derivative liabilities during the period ended December 31, 2014:

Ending balance as of September 30, 2014	$247,880
Additions due to new convertible debt and warrants issued	-
Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(444,138)
Change in fair value	239,826
Ending balance as of December 31, 2014	$43,568

The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 196-472%, risk free rate of 0.11-0.18% and an expected term of 0.10 to one year.

NOTE 8 – EQUITY ACTIVITY

Common Stock

During the three months ended December 31, 2014, the Company issued an aggregate of 2,317,178 post-split shares (926,871,039 pre-split shares) of common stock of common stock upon the conversion and partial conversion of $237,477 in convertible debts.  In addition, the Company issued an aggregate of 74,463 post-split shares (29,785,000 pre-split shares) of common stock for $14,739 in services rendered.

Preferred Stock

On December 7, 2014 the Company authorized the creation of Series B preferred stock.  The Series B preferred stock has liquidation preference, and each share of Series B preferred stock carries voting rights equivalent to that of five hundred shares of common stock.  In addition, the Series B preferred stock is convertible into shares of common stock at the option of the shareholder at a rate of ten common shares for every share of Series B preferred stock.

On December 7, 2014 the Company issued 6,250 post-split shares (2,500,000 pre-split shares) of Series B preferred stock in order to complete the acquisition of Studioplex City, LLC.  The shares were valued at $400.00 per post-split share ($1.00 per pre-split share).

Reverse Stock-Split

On December 22, 2014 the Company authorized a reverse-split of its outstanding common stock on a one-share-for-400-shares basis.  All references to common stock in these financial statements have been retroactively restated so as to account for the effects of this reverse-split.

NOTE 9 – ACQUISITION OF STUDIOPLEX CITY, LLC

On December 7, 2014 the Company acquired 100% of the outstanding membership interests of Sudioplex City, LLC (“Studioplex”).  The acquisition was consummated pursuant to an agreement whereby the Company’s wholly-owned subsidiary, Studioplex City Acquisition Corp (“Acquisition Corp”), purchased the membership interests of Studioplex for $2,500,000, which was paid in the form of 6,250 post-split shares (2,500,000 pre-split shares) of the Company’s Series B preferred stock.

NOTE 10 – SUBSEQUENT EVENTS

On February 10, 2015 the Company entered into a Lease Purchase and Assignment Agreement with Medient Studios, Inc (a/k/a Moon River Studios) whereby the Company purchased a land lease relating to property predominantly in Effingham County, GA, along with various other assets of Medient.  As consideration for this purchase, the Company agreed to pay an aggregate of $10,000,000, payable by the issuance of ten million shares of the Company’s common stock, and the Company’s assumption of $10,000,000 of Medient liabilities.

Subsequent to December 31, 2014 the Company issued 2,515,960 post-split shares of common stock upon the conversion and partial conversion of $55,603 in convertible notes payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Outlook. Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” and elsewhere in this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended September 30, 2014. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are a film production and social commerce company that is developing a precision sales and marketing platform that integrates into the social media networks.  Functioning like an order reservations and booking system, the FONU2 platform offers members list, buy, sell, and trade services locally in any neighborhood and anywhere in the world.

Plan of Operations

The Company operates a comic book and collectibles business.  The retail operation continues to operate at on a non profitable basis.  The Company plans to dispose of these operations to concentrate on areas of higher growth and greater returns on investment.

The Company still believes that its Social Commerce website offers potential for future income.  However, this application  requires significant further investment to commercialize this operation.   The Company is reviewing a number of potential synergistic acquisitions that could benefit from the social marketing platform.

On December 8, 2014, the Company has recently acquired Studioplex City, LLC (“Studioplex City”) and on February 10, 2015 acquired the lease to the 1,560 acre property in Effingham County, Georgia from Moon River Studios, Inc.  The Company has established a film division to build and operate a large scale full service movie studio and produce major motion pictures.  For its first project the company has hired Penny Marshall to direct and Wendy Laski to co-produce the movie project “Effa”.

Recent Developments & Subsequent Events

On December 8, 2014, the Company entered into a purchase agreement with Studioplex City, a Georgia limited liability company and Jake Shapiro, the owner of all membership interests of Studioplex City.  Pursuant to this agreement, the Company paid Jake Shapiro $2,500,000 in the form of 6,250 post-split Series B convertible preferred shares (2,500,000 pre-split shares), which were issued to him on December 12, 2014.  In return, the Company received 100% of the membership interests of Studioplex City. As part of the purchase agreement, the Company has created Studioplex City Acquisition Corp., which is a wholly owned subsidiary of the Company.  Mr. Shapiro signed a volunatary three year lock up on the Preferred Shares.

On February 10, 2015, the Company acquired the 1,560 lease located in Effingham County, Georgia from Moon River Studios, Inc. (“Moon River”). The purchase price was $10,000,000 and 25,000 post-split shares (10,000,000 post-split shares) of FONU2 common stock.  Terms of the purchase agreement require that the FONU2 shares be registered and distributed to all Moon River shareholders as of record date February 10, 2015.  In addition to the lease, the FONU2 has acquired certain intellectual property and trademarks associated with the project. The property has an independently appraised value in excess of $22,000,000.  Included under terms of the original lease, Memorandum of Understanding and supplemental agreement (i) the Company is responsible for an agreed amount of job creation and capital investment in the property, (ii) All property taxes for the property have been waived for the term of the lease, (iii) the property may be purchased at any time with no prepayment penalties,  (iv) at the end of the lease, the property may be purchased for $100. FONU2 has assumed the $10,000,000 note secured by the property. The note has an interest rate of zero percent with a 20 year term.

On February 12, 2015, the Company acquired the worldwide distribution rights for the movie Yellow.  The movie is written and directed by Nick Cassavetes (The Notebook, The Other Woman…), and stars Heather Wahlquist (Alphadog, The Notebook…), Sienna Miller (American Sniper, Foxcatcher…), Melanie Griffith (Working Girl, Bonfire of the Vanities…), Ray Liotta (Goodfellas, Terminator 2…) and others.

Under terms of the agreement, FONU2 will receive a ten percent distribution fee, and a twenty percent return on all funds expended associated with the acquisition of the rights, print and advertising, marketing, and other expenses associated with the release of the movie. As consideration, FONU2 has committed to provide these costs and fees, along with the assumption of $540,000 of costs associated with the movie.

Results of Operations

Three months ended December 31, 2014 compared to the three months ended December 31, 2013

For the three months ended December 31, 2014, we earned revenues of $117,285. We incurred $42,955 on cost of sales, earning a gross margin of $74,330. We had depreciation expense of $1,128, general and product development expenses of $4,124. We incurred $42,052 in compensation and $59,217 on professional fees, investment banking fees and the other professional services. We incurred general and administrative expenses of $56,412. We incurred an interest expense of $104,615, a gain on settlement of debt of $2,090 and a loss on derivative liability of $239,826. As a result, we had a net loss of $430,954 for the period ended December 31, 2014.

Comparatively, for the period ended December 31, 2013, we earned revenues of $85,096.  We incurred $32,864 on cost of sales, earning a gross margin of $52,232. We recorded depreciation expense of $1,128 and product development expenses of $235,819. We incurred $38,870 on compensation and $108,385 on professional fees. We incurred general and administrative expenses of $26,829. We incurred interest expense of $112,623, a gain on settlement of debt of $5,719 and a gain on derivative liability of $673,835. As a result, we had net income of $208,132 for the period ended December 31, 2013.  The increase in net loss between the three months ended December 31, 2014 and 2013 is primarily due to a decreased gain on derivative liability.

Capital Resources and Liquidity

The Company currently finances its operations through investment capital from a number of accredited investors.  The primary use of the funds is funding the Company’s operations. Over the next twelve months, the Company’s cash requirement for operations is expected to be in excess of $7,000,000. This requirement is expected to be funded by institutional investor capital.  The Company has had a number of high level discussions for these financing needs, however, there can be no assurance that we will be able to raise capital, if at all, upon terms acceptable to the Company. The Company currently has no written agreements, arrangements or understandings with respect to obtaining the necessary capital and there can be no assurance that the Company will be able to raise the required funds

.

The Company’s current and future sources of capital are from investors, along with the distribution fees earned from the film Yellow. If the Company was unsuccessful at raising additional capital this could lead to the Company’s termination of operations.

For the three months ended December 31, 2014, we used cash in operations of $40,850, consisting primarily of our net loss, partially offset by a loss on derivative liability.  Additionally we received $70,000 from notes payable.  As a result we had a net cash inflow from financing activities of $70,000.

For the three months ended December 31, 2013, we used cash in operations of $308,492 and cash used in investing activities from the purchase of fixed assets of $4,919. Additionally, we received $195,000 from notes payable, $220,000 from common and preferred stock issued for cash. We repaid $53,000 to related party. As a result we had cash provided from financing activities of $362,000.

We currently have no firm commitments for capital expenditures within the next year.

For the three months ended December 31, 2014, we had a net loss of $430,954.  We had the following adjustments to reconcile loss to cash flows from operating activities: $1,128 increase due to depreciation, a $98,904 increase due to amortization of debt discount, a $239,826 increase due to a loss on derivative liability, a $14,739 increase due to stock-based compensation, and a $2,090 decrease due to a gain on settlement of debt.  We had the following changes in operating assets and liabilities: a $1,497 increase due to inventory, a $21,344 increase due to prepaid expenses, and a $14,756 increase due to accounts payable and accrued liabilities.  As a result, we had net cash used in operating activities of $40,850 for the three months ended December 31, 2014.

For the three months ended December 31, 2013, we had a net income of $208,132.  We had the following adjustments to reconcile loss to cash flows from operating activities: a $1,128 increase due to depreciation, a $89,320 increase due to the amortization of debt discount, a $673,835 decrease due to a gain on derivative liability, and a $5,719 decrease due to a gain on settlement of debt.  We had the following changes in operating assets and liabilities: we had an increase of $70,274 due to prepaid expenses and a $2,208 increase in accounts payable and accrued liabilities.  As a result, we had net cash used in operating activities of $308,492 for the three months ended December 31, 2013.

We did not pursue any investing activities during the three months ended December 31, 2014.

For the three months ended December 31, 2013, we used $4,919 for the purchase of fixed assets, resulting in net cash used in investing activities of $4,919 for the three months ended December 31, 2013.

For the three months ended December 31, 2014, we received $70,000 for cash received on notes payable, resulting in net cash provided by financing activities of $70,000 for the period.

For the three months ended December 31, 2013, we spent $53,000 on repayments on convertible notes payable.  We received $195,000 from cash received on notes payable, $90,000 from common stock issued on exercise of warrants, and $130,000 from common and preferred stock issued for cash.  As a result, we had net cash provided by financing activities of $362,000 for the three months ended December 31, 2013.

Off - Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of December 31, 2014 or September 30, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Based on Our evaluation as of the end of the period covered by this Form 10-Q, Our principal executive officer and Our principal financial officer concluded that Our disclosure controls and procedures as of the end of the period covered by this Form 10-Q were not effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to Our management, including Our principal executive officer and Our principal financial officer, as appropriate to allow timely decisions regarding disclosure. This material deficiency is due to a lack of adequate internal controls and the lack of an audit committee.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, Our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of December 31, 2014, Our internal control over financial reporting was not effective, due primarily to lack of adequate internal controls and the lack of an audit committee.  The most significant material weaknesses that led management to this conclusion are the lack of segregation of duties, and failure in the operation of controls over stock based compensation and derivative liabilities.

This Form 10-Q does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit the Company to provide only management’s report in this Form 10-Q

Evaluation of Changes in Internal Control over Financial Reporting:

There have been no changes in internal control over financial reporting during the first quarter of the fiscal year covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as indicated below, during the quarterly period ended December 31, 2014, we have not issued any unregistered securities that have not already been disclosed in a Current Report on Form 8-K.

During the three months ended December 31, 2014, the Company issued to Asher Enterprises, Inc., a Delaware corporation (“Asher”), an aggregate total of 1,144,104 post-split shares of common stock (457,641,626 pre-split shares) in consideration of Asher’s multiple conversions and partial conversion of the Company’s outstanding Convertible Notes.  The total principal converted during the period was $118,935.  These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

During the three months ended December 31, 2014, the Company issued to JMJ Financial (“JMJ”), an aggregate total of 464,250 post-split shares of common stock (185,700,000 pre-split shares) in consideration of JMJ’s partial conversions of the Company’s outstanding $300,000 Promissory Note dated November 13, 2013, as amended.  The total principal converted during the period was $45,042.  These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

During the three months ended December 31, 2014, the Company issued to Magna Group, LLC (“Magna”), an aggregate total of 708,824 post-split shares of common stock (283,529,413 pre-split shares) in consideration of Magna’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated April 11, 2014 (initially entered into between the Company and Hanover House), in the original principal amount of $103,000.  The total principal converted during the period was $73,500.  These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

On the dates indicated below, the Company issued the following “unregistered” and “restricted” shares as indicated (all share figures are post-split).

Name	No. of Shares	Issuance Date	Consideration

Jeff Olweean	73,500	12-7-14	(1)
Robert Lees	250	12-31-14	(3)
Roger Miguel	250	12-31-14	(3)
Adam Kruger	125	12-31-14	(3)
Nicole Leigh	88	12-31-14	(3)
Eric Gill	125	12-31-14	(3)
Jeff Brown	63	12-31-14	(3)
Melissa Miguel	63	12-31-14	(3)
Jake Shapiro	6,250 Preferred	12-08-14	(2)

(1)

These shares were issued in consideration of services related to the Company’s acquisition of Studioplex City, LLC.

(2)

These shares were issued as consideration for the Studioplex City LLC acquisition.

(3)

These shares were issued as consideration for general and administrative services rendered.

These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarterly period ended December 31, 2014, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

The Company is delinquent in meeting its payroll tax obligations and is working to correct this as soon as possible.

ITEM 6. EXHIBITS

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**.  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 19, 2015

FONU2, Inc.

/s/ Roger Miguel

February 19, 2015

Roger Miguel

Chief Executive Officer

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger Miguel

February 19, 2015

Roger Miguel

Chief Executive Officer

Chief Financial Officer

/s/ Nicole Leigh

February 19, 2015

Nicole Leigh

Director

/s/ Jake Shapiro

February 19, 2015

Chairman of the Board