Form 10-Q/A
period 2014-12-31
FONU2 Inc.
filed 2015-02-20
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q /A

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

February 16, 2015 - Common – 15,019,357

February 16, 2015 - Preferred – 6,250

Explanatory Note

This amendment to the Form 10-Q for the three months ended December 31, 2014, as originally filed February 19, 2015, is being filed solely to correct a disclosure regarding the number of shares issued in the recent developments section of the Management’s Discussion and Analysis.  No other changes have been made, and the document has not been updated to include events that occurred after the original filing.

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

On February 10, 2015, the Company acquired the 1,560 lease located in Effingham County, Georgia from Moon River Studios, Inc. (“Moon River”). The purchase price was $10,000,000 and 10,000,000 post-split shares of FONU2 common stock.  Terms of the purchase agreement require that the FONU2 shares be registered and distributed to all Moon River shareholders as of record date February 10, 2015.  In addition to the lease, the FONU2 has acquired certain intellectual property and trademarks associated with the project. The property has an independently appraised value in excess of $22,000,000.  Included under terms of the original lease, Memorandum of Understanding and supplemental agreement (i) the Company is responsible for an agreed amount of job creation and capital investment in the property, (ii) All property taxes for the property have been waived for the term of the lease, (iii) the property may be purchased at any time with no prepayment penalties,  (iv) at the end of the lease, the property may be purchased for $100. FONU2 has assumed the $10,000,000 note secured by the property. The note has an interest rate of zero percent with a 20 year term.

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