Form 10-K/A
period 2014-09-30
FONU2 Inc.
filed 2015-05-13
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

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

135 Goshen Road Ext Suite 205, Rincon, GA 31326

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.   The number of shares outstanding of the Registrant’s only class of common stock, as of May 13 , 2015 was 233,724 ,615 shares of its $0.001 par value common stock.  This is equivalent to 93,489,846,000 pre-split shares (on February 8, 2014, the Company completed a 400:1 reverse stock split).

EXPLANATORY NOTE

This amendment to the Form 10-K as originally filed January 13, 2015, is being filed to correctly add the Report of the Independent Registered Public Accounting Firm for the September 30, 2013 and 2014 audit.  In addition, the following changes were made to the Notes Section.

1.

Added a Reclassification Policy to the “Business Basis of Presentation and Significant Accounting Policies”.

2.

Adjustments were made to the Convertible Notes Table and Notes Payable Section.

3.

A Warrants Table was added.

4.

Adjustments were made to the Income Tax Section.

5.

A number of minor typing errors were corrected

6.

The Hall Group Opinion Letter was removed

7.

Reclassifications

8.

Subsequent Events were updated

..

PART I

PART II

PART III

PART IV

ITEM 15 Exhibits, Financial Statement Schedules	63
SIGNATURES	65

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

About FONU2, Inc.

During this reporting period, FONU2 was developing a social commerce web-site and mobile applications bringing sellers and buyers of services and products together in real time. The Company is focused on completing the development of Our mobile service to establish Our platform as the “go to” destination for sellers and buyers to list and search for services/products, schedule appointments, and make payments, all in a real time mobile environment.  Management believes that FONU2 will also be the only prepaid card to fully integrate Facebook relationships into the transaction experience. In the future, we may also acquire other companies, and similar products and services to those We currently offer, or will offer in the future.

The Company continued to operate its legacy business of selling comic books, toys and collectible items at its retail location at 331 East Commercial Blvd., Ft. Lauderdale, Florida, and on eBay.

Subsequently, on December 7, 2014 the Company entered into an agreement to acquire StudioPlex City, LLC and on February 10, 2015 the Company purchased the land lease asset of Moon River Studios, Inc.  The acquisition of these assets has had a major impact on the Company’s strategy and future plans.  On March 1, 2015 the Company sold its legacy comic books and collectibles business to focus on the film and social commerce business.

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

On November 13, 2013, the Company executed a $300,000 Promissory Note in favor of JMJ Financial (“JMJ”).  Under the terms of the Note, JMJ will pay $85,000 to the Company at closing and JMJ will have the right to pay additional consideration, up to and additional $185,000, to the Company in JMJ’s sole discretion.  The Note includes a $30,000 original issue discount

On December 16, 2013 , the Company authorized the issue of 4,000,000 shares to raise $160,000 through a private placement memorandum

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

On July 7, 2014 the company entered into a Security Purchase Agreement in the amount of $73,500

On July 17, 2014 the Company issued 89,273 S-8 registered shares in exchange for $5,659 in certain non-capital raising legal services.

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

On December 8, 2014, the Company entered into a purchase agreement with Studioplex City, LLC, (”SC”) a Georgia based limited liability company and Jake Shapiro (“Shapiro”), the owner of all membership interests of SC. Pursuant to this agreement, the Company paid Shapiro $2.5 Million in the form of 2,500,000 Series B convertible preferred shares.

On December 8, 2014 the Company elected Shapiro as a director and Chairman of the Board of Directors of the Company.

On February 8, 2014, the Company completed a 400:1 reverse stock split.

On February 8, 2014 the Board authorized the Company to issue 300,000 shares to Roger Miguel per his employment agreement and 73,500 shares to Jeffrey Olweean per his consultancy agreement.

On February 10, 2015, the Company acquired the lease of a 1,560 acre property located in Effingham County, Georgia from Moon River Studios, Inc. The purchase price was $10,000,000 and 10,000,000 post-split shares (4,000,000,000 pre-split shares) of FONU2 common stock.

On February 12, 2015, the Company acquired the worldwide distribution rights for the movie Yellow.

On February 15, 2015, the Company issued 4,300,000 post-split (1,720,000,000 pre-split) common shares to Dr. Yusuf Hameed upon his conversion of his three outstanding convertible notes.

On February 18, 2015, the Company issued 7,083,333 post-split (2,833,333,200 pre-split) common shares to Penny Marshall in payment of the equity portion of her director’s fee re the movie Effa.

On February 18, 2015, the Company issued 1,250,000 post-split (500,000,000 pre-split) common shares to Michael Mann in payment of the equity portion of his management fee re the movie Effa .

On February 27, 2015, the Company issued 166,666,667 post-split (66,666,666,800 pre-split) common shares at $0.06 per common share to Eagle Productions to acquire the worldwide distribution rights for the film Effa .

On March 1, 2015, the Company sold ownership of Zaldiva Comics and Collectibles.

On March 1, 2015, Nicole Leigh resigned as a director.

On March 1, 2015, the Company elected Joseph Giamichael as a director.  Mr. Giamichael will be the chairman of the audit committee.

On March 1, 2015, the Company appointed Graham Bradstreet as Chief Financial Officer.

On March 1, 2015, the Company approved the change of its offices to 135 Goshen Rd. Ext., Suite 205, Rincon, GA 31326.

On March 9, 2015 the Company engaged EquityGroups to conduct an investor campaign to increase the Company’s public awareness. The Company has agreed to pay $2,500 per month for the first three months increasing to $3,500 per month thereafter. The consultant may also earn up to 1M of common shares.  From time to time, the Company intends to hire a variety of companies to increase public awareness.

On March 10, 2015 the Company announced that Ms. Alice P. Neuhauser has been appointed as Chief Operating Officer of the Company.

On March 26, 2015 the Board resolved that the Company issue 1,250,000 shares of unregistered and restricted common shares to Alex Warner in exchange for $50,000 to be used for entertainment purposes.

On March 31, 2015 the Company announced that it had signed definitive agreements to acquire the assets of Applebox Productions, Inc.

In the period to April 29, 2015 the Company issued a Long Term Note in the amount of $78,000. The Note matures 36 months after issue.

In the period to March 31, 2015 the Company issued $1,154,879 of Convertible Notes. The Convertible Notes have interest rates of between 8% and 12% and mature one year from the date of issue. The Convertible Notes have holdbacks are convertible of between no days and 180 days. The discount on conversion ranges from 45% to 50% based on various share prices averaged over a number of days prior to the date of conversion or the date of notice of conversion.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Effective as of March 1, 2013, the Company executed a lease on our retail location at 331 E. Commercial Blvd. in Ft. Lauderdale, Florida.  The lease is on a month-to-month basis, with monthly rent in the amount of $1,000.

On March 1, 2015, the Company approved the change of its offices to 135 Goshen Rd. Ext., Suite 205, Rincon, GA 31326.

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

On October 18, 2013, Summit Trading, a Bahamian company (“Summit”) filed a Demand for Arbitration with the American Arbitration Association (the “Demand”) in the State of Florida.  The Demand relates to a Consulting Agreement entered into by Summit and Cygnus Internet, Inc. (“Cygnus”) effective as of February 1, 2011, prior to the date of the Agreement and Plan of Reorganization by which the Company acquired the material assets of Cygnus.  In the Demand, Summit demanded the value of 10 percent of the issued and outstanding shares of FONU2, as well as punitive damages, interest and any other appropriate relief.  On September 26, 2014, all claims by Summit were denied under binding arbitration in favor of the Company.

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

A minimum holding period of six months is required for resales under Rule 144. In addition, affiliates of the Company must comply with certain other requirements, including publicly available information concerning the Company; limitations on the volume of “restricted securities” which can be sold in any 90-day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

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

Holders

As of May 13, 2015, we have approximately 916 shareholders of record of our common stock.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us . Under Rule 144(k), a person who has not been one of our affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least six months, is entitled to sell shares without complying with the manner of sale, volume limitation or notice provisions of Rule 144.

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

An aggregate of 16,977,930,591 pre-split shares (42,444,826 post-split shares) were issued upon conversion of Notes in the aggregate amount of $ 822,099 at an average conversion price of $0. 00005 per pre-split share ($0.0194 post-split shares).  The convertible debt was purchased by non-affiliated third parties who effected the foregoing conversions.

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

~~.~~

The Company’s current and future sources of capital are from investors. If the Company was unsuccessful at raising additional capital this could lead to the Company’s termination of operations.

For the year ended September 30, 2014, we used cash in operations of $ 660,135 , consisting primarily of our net loss partially offset by a gain on derivative liability.  A further $4,919 was spent on fixed assets resulting in our net cash used in investing activities of $4,919.

We received $ 416,500 on convertible notes, $25,000 on notes payable, $18,000 from related party and $ 130 ,000 from common and preferred stock issued for cash ~~.~~ , and $90,000 from Warrants that were exercised. We repaid $53,000 of convertible notes.  As a result we had cash provided by financing activities of $ 626,500 .

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

Capital Resources

The Company has common stock and preferred stock as our capital resources.

In 2014 the Company had no material commitments for capital expenditures within the next year, however, the Company intended to incur significant expenses and capital expenditures as part of our business plan , which includes developing the social commerce application and ongoing maintenance. The Company is also considering several strategic acquisitions to facilitate the launching and marketing of the application .

Need for Additional Financing

The social commerce business currently has an incomplete web-site that requires between $400,000 to $1,000,000 in financing to complete the application and re-launch services. This requirement is expected to be funded by institutional investor capital.  The Company has had a number of high level discussions for these financing needs, however, there can be no assurance that we will be able to raise capital, if at all, upon terms acceptable to the Company.  The Company currently has no written agreements, arrangements or understandings with respect to obtaining the necessary capital and there can be no assurance that the Company will be able to raise the required funds.

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

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders

FonU2, Inc.

Rincon, Georgia

We have audited the accompanying balance sheets of FonU2 , Inc. (the “Company”) as of September 30, 2014 and September 30, 2013 and the related statements of operations, stockholders’ deficit , and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits .

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FonU2 , Inc. as of September 30, 2014 and September 30, 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for September 30, 2014 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative operating cash flow and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston , Texas

May 11 , 2015

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
shares issued and outstanding, respectively	-	-
Preferred stock series B; 20,000,000 shares authorized,
at $0.01 par value, -0- and -0-	-	-
shares issued and outstanding, respectively
Common stock; 2,000,000,000 shares authorized,
at $0.001 par value, 124,913,633 and 67,052,502
shares issued and outstanding, respectively	124,913	67,052
Additional paid-in capital	39,793,452	37,840,793
Accumulated Deficit	(40,401,033)	(39,045,527)

Total Stockholders' Deficit	(482,668)	(1,137,682)
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$72,608	$296,100

The accompanying notes are an integral part of these financial statements.

FONU2, INC.

Statements of Operations

	For the Years Ended
	September 30,
	2014	2013

REVENUES	$343,453	$282,009
COST OF SALES	158,370	117,283

GROSS PROFIT	185,083	164,726

OPERATING EXPENSES

Depreciation	4,476	2,141
Product development	431,993	278,050
Compensation	141,170	551,648
Professional fees	982,594	494,318
General and administrative	113,614	164,234

Total Operating Expenses	1,673,847	1,490,391

LOSS FROM OPERATIONS	(1,488,764)	(1,325,665)

OTHER EXPENSES

Interest expense	(462,959)	(191,853)
Gain on settlement of debt	12,602	118,551
Gain (loss) on derivative liability	583,615	(303,973)

Total Other Expenses	133,258	(377,275)

INCOME (LOSS) BEFORE INCOME TAXES	(1,355,506)	(1,702,940)
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(1,355,506)	$(1,702,940)

BASIC AND DILUTED INCOME (LOSS)
PER SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	87,551,511	58,648,828

The accompanying notes are an integral part of these financial statements.

FONU2, INC.

Statements of Stockholders’ Deficit

							Additional		Total
	Preferred Series A		Preferred Series B		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares *	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2012	-	$-	-	$-	66,676,182	$66,676	$37,144,409	$(37,342,587)	$(131,502)

Cancellation of common stock	-	-	-	-	(27,958,306)	(27,959)	27,959	-	-

Common stock issued for services rendered	-	-	-	-	10,581,515	10,582	463,719	-	474,301

Common stock issued for prepaid services	-	-	-	-	1,500,000	1,500	253,500	-	255,000

Common stock issued for conversion of notes
payable and other debts	-	-	-	-	10,003,111	10,003	204,256	-	214,259

Reclassification of derivative liabilities on
conversions of debt	-	-	-	-	-	-	221,200	-	221,200

Common stock issued for cash	-	-	-	-	6,250,000	6,250	243,750	-	250,000

Derivative recognized on warrants granted	-	-	-	-	-	-	(718,000)	-	(718,000)

Net loss for the year ended
September 30, 2013	-	-	-	-	-	-	-	(1,702,940)	(1,702,940)

Balance, September 30, 2013	-	-	-	-	67,052,502	67,052	37,840,793	(39,045,527)	(1,137,682)

Common stock issued for cash	-	-	-	-	3,250,000	3,250	126,750	-	130,000

Common stock issued for conversion
of notes payable and other debts	-	-	-	-	38,293,299	38,293	463,672	-	501,965

Common stock issued in exercise of
stock options	-	-	-	-	2,250,000	2,250	87,750	-	90,000

Common stock issued for services	-	-	-	-	13,841,680	13,842	636,400	-	650,242

Common stock issued for the settlement of accounts payable	~~-~~	~~-~~	~~-~~	~~-~~	226,152	226	14,112	~~-~~	14,338

Reclassification of derivative liabilities on
conversions of debt	-	-	-	-	-	-	623,975	-	623,975

Net loss for the year ended
September 30, 2014	-	-	-	-	-	-	-	(1,355,506)	(1,355,506)

Balance, September 30, 2014	-	$-	-	$-	124,913,633	$124,913	$39,793,452	$(40,401,033)	$(482,668)

The accompanying notes are an integral part of these financial statements.

Note: Subsequent to this report, on February 8th, the Company did a 400:1 reverse stock split. All figures in the above table represent the share value at the time of the report.

FONU2, INC.

Statements of Cash Flows

	For the Years Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(1,355,506)	$(1,702,940)
Adjustments to reconcile loss
to cash flows from operating activities:
Depreciation	4,476	2,141
Amortization of debt discount	416, 126	136,841
Gain (Loss) on derivative liability	(583,615)	303,973
Stock-based compensation	650,242	474,301
Gain on settlement of debt	(5,719)	(130,704)
Default provision on convertible note payable	-	29,000
Changes in operating assets and liabilities
Inventory	(1,487)	(244)
Prepaid expenses	186,868	257,164
Accounts payable & accrued liabilities	28,480	141,327

Net Cash Used
in Operating Activities	(660,135)	(489,141)

INVESTING ACTIVITIES
Purchase of fixed assets	(4,919)	(3,000)

Net Cash Used
in Investing Activities	(4,919)	(3,000)

FINANCING ACTIVITIES
Cash received on convertible notes payable	416,500	-
Repayments on convertible notes payable	(53,000)	-
Cash received on notes payable	25,000	105,000
Repayment of notes payable	-	-
Proceeds from related party payables	18,000	201,300
Repayments of related party payables	-	(13,000)
Common stock issued for the exercise of warrants	90,000
Common stock issued for cash	130 ,000	250,000
Net Cash Provided
by Financing Activities	626,500	543,300

NET INCREASE (DECREASE) IN CASH	(38,554)	51,159

CASH AT BEGINNING OF YEAR	54,197	3,038

CASH AT END OF YEAR	$15,643	$54,197

FONU2, INC.

Statements of Cash Flows

	For the Years Ended
	September 30,
	2014	2013

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING ACTIVITIES:
Common stock for related party payables	$195,719	$-
Common stock issued for settlement of accounts payable	$14,338	$-
Conversion of accounts payable to notes payable	$12,500	$23,500
Common stock issued for settlement of payroll liability	$86,000	$-
Common stock issued for convertible notes payable and other debts	$225,965	$214,259
Cancellation of common stock	$-	$27,959
Debt discount from derivative liability	$485,795	$189,500
Write off of derivative liability into additional paid in capital	$623,975	$221,200
Common stock issued for prepaid expenses	$-	$255,000
Derivative liability on warrants granted	$-	$718,000

The accompanying notes are an integral part of these financial statements.

FONU2, INC.

Notes to the Financial Statements

For the Years Ended September 30, 2014 and 2013

1.

BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

FONU2, Inc. (“the Company”) was organized on August 26, 2009, under the laws of the State of Florida, as Cygnus Internet, Inc. The Company operates two business units; a comic book and collectibles retail business and a social commerce business currently under development.

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

Reclassification

Certain account totals and other figures from prior periods have been reclassified to conform to current period presentation.

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

Research and Development.

Research and development cost are charged to operations as incurred.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the Company’s financial position or statements.

2.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $40,401,033 as of September 30, 2014, and negative working capital of $474,110.  During the year ended September 30, 2014 the Company realized negative cash flows from operations totaling $ 660,135 .  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These items raise substantial doubt about its ability to continue as a going concern.

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

			September 30, 2014			September 30, 2013
Convertible Debt	Note Date	Maturity Date	Face value	Discount	Net	Face value	Discount	Net

Loan #1	9/30/2011	Demand	-		-	50,000		50,000
Loan #2	3/11/2013	12/16/2013			-	43,500	(32,061)	11,439
Loan #4	11/6/2013	8/8/2014	51,560	-	51,560
Loan #5	1/24/2014	10/28/2014	78,500	(23,290)	55,210
Loan #6	4/11/2014	4/11/2015	103,000	(54,463)	48,537
Loan # 7	11/13/2013	11/13/2015	94,990	(54,977)	40,013

			328,050	(132,730)	195,320	93,500	(32,061)	61,439

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

On April 11, 2014 the Company assigned $50,000 of principal and $12,500 of interest to a new holder who issued a replacement note.  The principal accrues interest at a rate of eight percent per annum and is due in full on April 11, 2015.  The note is convertible at the option of the holder at any point after the note date at a 40 percent discount to the lowest closing price during the five day period prior to conversion. The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is substantial and the transaction should be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate. The Company analyzed the conversion option of the new debt for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability when the conversion option became effective after the note date due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the year ended September 30, 2014 the lender converted all $62,500 of the note principal, along with $ 515 in accrued interest, into 9,674,997 shares of the Company’s common stock.  As of September 30, 2014 the remaining principal balance on this note was $-0-

On January 24, 2014 the Company entered into a Securities Purchase Agreement with an unrelated third-party entity in connection with a convertible note whereby the Company borrowed $78,500.  The note principal bears interest at a rate of eight percent per annum and will accrue interest at a rate of 22 percent per annum should the Company default.  The note principal and any unpaid accrued interest is due in full on or before October 28, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  As of September 30, 2014 accrued interest on this note totaled $4,284.

During the year ended September 30, 2013 the Company recorded a debt discount totaling $168,902 relating to the derivative features and original issue discounts of the convertible debts. Of this amount, $136,841 was amortized to interest expense during the year ended September 30, 2013, leaving total unamortized debt discounts of $32,061 as of September 30, 2013.  During the year ended September 30, 2014, the Company recorded additional debt discounts totaling $ 485,795 , and amortized a total $416, 126 to interest expense, leaving total unamortized debt discounts of $132,730 as of September 30, 2014.

4.

NOTES PAYABLE

As of September 30, 2014 and September 30, 2013, the Company had total of $ 44 ,000 and $19,000 in outstanding notes payable respectively.

			September 30, 2014			September 30, 2013
Notes Payable	Note Date	Maturity Date	Face value	Discount	Net	Face value	Discount	Net
Current
Loan #1	5/1/2012	Demand	19,000	-	19,000	19,000	-	19,000
Loan #2	6/12/2013	3/14/14	-	-	-	53,000	-	53,000
			19,000	-	19,000	72 ,000	-	72 ,000
Non-Current
Loan # 3	8/26/2014	8/25/2017	25,000	-	25,000	-	-	-
			25,000	-	25,000	-	-	-

On May 1, 2012 the Company entered into a loan agreement with an unrelated third party. The note principal bears interest at a rate of 10 percent per annum and due on demand. At September 30, 2014 and 2013, the entire $19,000 principal balance remained outstanding, along with $3,800 in accrued interest.

On June 12, 2013 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $53,000.  $3,000 of the proceeds was paid directly to the Company’s vendors by the lender.  The principal accrues interest at a rate of eight percent per annum and is due in full on March 14, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability when the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  As of September 30, 2013 the principal balance on this note remained at $53,000.  The note became convertible on December 19, 2013.  The Company recognized an initial derivative liability in the amount of $30,769 pursuant to the debt discount on the note.  On December 20, 2013 the Company paid the note principal, along with all accrued interest, down to zero.  In satisfying the note, the Company recognized a loss on derivative liability in the amount of $9,088 and amortized $7,125 of the debt discount to interest expense.  The remaining $23,644 debt discount was closed to interest and the $39,857 derivative liability was closed to additional paid-in capital.

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

On August 5, 2014 the Company borrowed $18,000 from a related party (former CEO Robert Lees) in the form of a note payable.  The note accrues interest at a rate of 12 percent per annum, is unsecured, and is due on demand.

As of September 30, 2014 and 2013, the Company had $18,000 and $188,300, respectively, in outstanding related party payables.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as September 30, 2014 and 2013

September 30, 2014

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability	-	--	247,880	247,880

September 30, 2013

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability	-	--	969,675	969,675

7.

DERIVATIVE INSTRUMENTS

During 2013, the Company issued debt instruments that were convertible into common stock at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion. During the year ended September 30, 2014 the Company issued additional debt instruments under the same terms, as well as additional debt instruments convertible into common stock at a 40% discount to the lowest trading price in the 25 trading days previous to conversion, 60% discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. A debt discount of $168,902 was recorded as a result of these derivative liabilities, $136,841 of which was amortized into interest expense for the year ended September 30, 2013.  During the period ended September 30, 2014, debt discount of $ 485,795 was recorded as a result of new derivative liabilities, $416, 126 of which was amortized into interest expense for the period ending September 30, 2014.

During 2013, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

The following table summarizes the changes in the derivative liabilities during the period ended September 30, 2014:

Balance as of September 30, 2012	$-
Additions due to new convertible debt and warrants issued	900,933
Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(221,200)
Change in fair value	289,942
Balance as of September 30, 2013	$969,675
Additions due to new convertible debt and warrants issued	485,795
Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(623,975)
Change in fair value	(583,615)
Balance as of September 30, 2014	$247,880

During the period ended September 30, 2013, the loss on derivative of $303,973 in the statement of operations consisted of a loss on the change in fair value of $289,942 noted above and a loss of $14,031, which was the amount by which the derivative liabilities exceeded the principal of the related party payable on the date the notes were issued.

The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: 2014: dividend yield of -0-%, volatility of 174-449%, risk free rate of 0.11-0.18% and an expected term of 0.25 to one year; 2013: dividend yield of -0-%, volatility of 86-693%, risk free rate of 0. 12 -0.18% and an expected term of 0.25 to one year ~~.~~

8.

COMMON STOCK

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

During the year ended September 30, 2014 the Company issued an aggregate of 35,893 ,299 shares of common stock for the conversion of $225,965 notes payable and 2,400,000 shares of common stock for the conversion of other debts totaling $ 276,000. The conversion rates ranged from $0.0013 to $0.0677. The Company recorded a gain on the conversion of other debts of $5,719.

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

On April 4, 2014 the Company issued 6,625,000 shares of common stock to various individuals as consideration for services rendered. These shares had a fair market value of $463,750.  In addition, the Company agreed to issue an aggregate of 385,000 shares of common stock per quarter to various individuals as compensation for services to be rendered.

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

On April 22, 2014 the Company issued 226,152 shares of common stock to settle accounts payable from legal and professional services rendered .  The fair value of the shares issued is $14,338, no gain or loss was recorded on the settlement of accounts payable .

On April 22, 2014 the Company issued 732,314 shares of common stock with a fair value of $51,262 for consulting services rendered.

On April 25, 2014 the Company issued 75,643 shares of common stock with a fair value of  $5,000 for professional fees rendered .

On August 25, 2014 the Company issued 4,000,000 shares of common stock to a third party consulting entity as payment for a one-year consulting services contract.  The shares were valued at $0.0033 per share, being the market value of the shares on the date of issuance which is $13,200 .

On September 30, 2014 the Company issued an aggregate of 385,000 shares of common stock with a fair market value of $501, to various third parties as payment for consulting and administrative services rendered.

  9.

WARRANTS

A summary of the status of the Company’s options and warrants as of September 30, 2014 and 2013 and changes during the periods ended September 30, 2014 and 2013 is presented below:

Description	Warrant Shares	Exercise Price	Value if Exercised
Outstanding at 9/30/12	-	-	-
Granted	6,250,000	$0.04	$1,062,500
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding at 9/30/13	6,250,000	0.04	1,062,500
Granted	-	-	-
Exercised	2,250,000	0.04	90,000
Cancelled	-	-	-
Expired	4,000,000	0.04	160,000
Outstanding at 9/30/14	-	$-	$-

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

During the year ended September 30, 2014 2,250,000 warrants were exercised at $0.04 per share, resulting in cash proceeds in the amount of $90,000. Additionally during the year ended September 30, 2014 4,000,000 warrants expired.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net the loss before provision for income taxes for the following reasons:

	September 30,	September 30,
	2014	2013
Income tax expense at statutory rate	$(460,534)	$(579,000)
Common stock issued for services	246,533	161,262
Amortization	141,483	46,526
Impairment expense	2,557	-
Change in valuation allowance	69,962	371,211
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	September 30,	September 30
	2014	2013
NOL carryover	$(876,534)	$ ~~$~~  (416,000)
Valuation allowance	876,534	416,000
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $2, 500,000 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

11 .

SUBSEQUENT EVENTS

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

Subsequent to September 30, 2014 the Company issued an aggregate of 16,977,930,591 pre-split shares (42,444,826 post-split) shares of common stock upon conversion of debts in the amount of $ 822,099 .

 The following resolution was duly adopted by the Board of Directors of the Company effective as of December 5, 2014: pursuant to authority conferred upon the Board of Directors by the Articles of Incorporation, as amended, of the Company, which authorizes the issuance of up to twenty million (20,000,000) shares of preferred stock, par value $0.001 per share, and by the bylaws of the Company.

It was resolved that pursuant to authority expressly granted to and vested in the Board of Directors of the Company by the Company's Articles of Incorporation, the Board of Directors hereby creates a series of preferred stock, herein designated and authorized as the Series B Convertible Preferred Stock, par value $0.01 per share, which shall consist of Two Million Five Hundred Thousand (2,500,000) of the twenty million (20,000,000) shares of preferred stock which the Company now has authority to issue, and the Board of Directors hereby fixes the powers, designations and preferences and the relative, participating, optional and other special rights of the shares of each such class and series, and the qualifications, limitations and restrictions thereof  ~~.~~ . The Series B Convertible Preferred Stock shall be entitled to vote on all matters submitted to for a vote to holder of Common stock as if they held five hundred shares of Common stock for each share of Series B Preferred stock. The conversion price of the Series B Convertible Preferred Stock is $0.10 per share.

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

On December 8, 2014 the Company elected Shapiro as a director and Chairman of the Board of Directors of the Company.  Mr. Shapiro was formerly a director of Medient Studios, Inc. (now Moon River Studios, Inc.)

On February 8, 2014, the Company completed a 400:1 reverse stock split.

On February 10, 2015, the Company acquired the lease of a 1,560 acre property located in Effingham County, Georgia from Moon River. The purchase price was $10,000,000 and 10,000,000 post-split shares (4,000,000,000 pre-split shares) of FONU2 common stock.  Terms of the purchase agreement require that the FONU2 shares be registered and distributed to all Moon River shareholders as of record date February 10, 2015.  In addition to the lease, the Company has acquired certain intellectual property and trademarks associated with the project. The property has an independently appraised value in excess of $22,000,000.  Included under terms of the original lease, Memorandum of Understanding and supplemental agreement (i) the Company is responsible for an agreed amount of job creation and capital investment in the property, (ii) All property taxes for the property have been waived for the term of the lease, (iii) the property may be purchased at any time with no prepayment penalties,  (iv) at the end of the lease, the property may be purchased for $100. FONU2 has assumed the $10,000,000 note secured by the property. The note has an interest rate of zero percent with a 20 year term.

On February 12, 2014 300,000 post-split (120,000,000 pre-split) shares were issued to Roger Miguel and 73,500 post-split (24,900,000 pre-split) shares were issued to an unrelated third party as a performance bonus.

On February 12, 2015, the Company acquired the worldwide distribution rights for the movie Yellow. Under terms of the agreement, FONU2 will receive, in addition to a profit share, a 10% (ten percent) distribution fee, and a 20% (twenty percent) return on all funds expended associated with the acquisition of the rights, print and advertising, marketing, and other expenses associated with the release of the movie. As consideration, FONU2 has committed to provide these costs and fees, along with the assumption of $540,000 of costs associated with the movie.

On February 15, 2015, the Company issued 4,300,000 post split (1,720,000,000 pre-split) common shares to Dr. Yusuf Hameed upon his conversion of his three outstanding convertible notes.  These notes consist of an $90,000 convertible note with an 8% per annum interest dated 9/5/2014, a $50,000 convertible note with an 8% per annum interest rate dated 12/22/2014, and a $20,000 convertible note with an 8% per annum interest rate dated 12/31/2014.  These notes were settled at a conversion price of $0.04 per share, resulting in the issuance of 4,000,000 post-split (1,600,000,000) common shares.  An additional 300,000 post-split (120,000,000 pre-split) shares were issued as a negotiated settlement for the interest due on the notes. Dr. Hameed has agreed a 12 month voluntary lockup provision on these shares.

On February 18, 2015, the Company issued 7,083,333 post-split (2,833,333,200 pre-split) common shares to Penny Marshall in payment of the equity portion of her director’s fee re the movie Effa , which totaled $425,000.  The shares were issued at a price of $0.06 per share.

On February 18, 2015, the Company issued 1,250,000 post-split (500,000,000 pre-split) common shares to Michael Mann in payment of the equity portion of his management fee re the movie Effa , which totaled $75,000.  The shares were issued at a price of $0.06 per share.

On February 27, 2015, the Company entered into a Rights Acquisition and Investment Agreement with Eagle Productions, LLC with a view toward the Company investing in, co-producing and exploiting the motion picture currently titled Effa to be produced by Eagle Productions.  Under this agreement, the Company will acquire the worldwide distribution rights and will invest in the movie.  The Company will be the sole and exclusive beneficiary of the worldwide exploitation rights of the picture for all purposes, in perpetuity.  The Company will advance a portion of the budget of the picture, consisting of $10,000,000 in restricted common shares at a value of $0.06 per share. The Company agrees to file a Registration statement for these shares.

Once the Company has recouped its advance in full, the Company and Eagle Productions will share in the net profits of the film, with the Company to receive 99% and Eagle Productions to receive 1%.  All fees and costs of the Company are to be included in and payable from the budget of the picture.  The Company is not liable for any loss should the transaction not proceed for any reason.  However, the Company will bear the loss (if any) arising from the initial payment of $75,000 in regards to the director services of Penny Marshall, the issuance of stock (7,083,333 post-split shares) in the value of $425,000 for the services of the director, the initial payment of $75,000 to Wendi Laski under the terms of her producing agreement, and the initial payment of $8,000 made to the writers of the screenplay.

On February 27, 2015, the Company issued 166,666,667 post-split (66,666,666,800 pre-split) common shares at $0.06 per common share to Eagle Productions (which was originally formed by Jake Shapiro) to acquire the worldwide distribution rights for the film Effa , as described above.   Film Producer Wendi Laski has been appointed the managing director of Eagle Productions LLC.

On March 1, 2015, the Company sold ownership of Zaldiva Comics and Collectibles to Ms. Nicole Leigh, a former director of the Company, for $100 and the settlement of a $10,000 debt.  The assets sold consist of Zaldiva.com, Zaldiva.com Comics & Collectibles, Zaldiva Comics & Collectibles, and all of Zaldiva’s inventory and intellectual property.  The company was not profitable and was deemed by Management to no longer be a strategic fit for the Company.

On March 1, 2015, Nicole Leigh resigned as a director.

On March 1, 2015, the Company elected Joseph Giamichael as a director.  Mr. Giamichael will be the chairman of the audit committee.  Mr. Giamichael was formerly a director of Medient Studios, Inc. (now Moon River Studios, Inc.). Other than his experience in serving as a director of Medient, there have been no transactions between Mr. Giamichael and any related party, nor any material plans, contracts, or arrangements to which Mr. Giamichael is a party.

On March 1, 2015, the Company appointed Graham Bradstreet, as Chief Financial Officer.  His position will last for one year, and is renewable at the yearly shareholder meeting.

On March 1, 2015, the Company approved the change of its offices to 135 Goshen Rd. Ext., Suite 205, Rincon, GA 31326, with a monthly rent of $2,730.

On March 9, 2015 the Company engaged EquityGroups to conduct an investor campaign to increase the Company’s public awareness. The Company has agreed to pay $2,500 per month for the first three months increasing to $3,500 per month thereafter. The consultant may also earn up to 1M of common shares. From time to time, the Company intends to hire a variety of companies to increase public awareness.

On March 10, 2015 the Company announced that Ms. Alice P. Neuhauser has been appointed as Chief Operating Officer of the Company.

On March 26, 2015 the Board resolved that the Company issue 1,250,000 shares of unregistered and restricted common shares to Alex Warner in exchange for $50,000 of services.

On March 31, 2015 the Company announced that it had signed definitive agreements to acquire the assets of Applebox Productions. The acquisition is structured as an asset purchase consisting of lights, cameras, grip equipment, electrics, production vehicles, etc. The purchase price of One Million Dollars ($1,000,000) is being financed by a combination of traditional equipment loans and seller financing. The seller-financing note is both corporately guaranteed and personally guaranteed by Mr. Jake Shapiro, Chairman of the Board of the Company. Closing is expected to take place by mid May, 2015

In the period to March 31, 2015 the Company issued a Long Term Note in the amount of $78,000. The Note matures 36 months after issue.

Subsequent to September 30, 2014, the Company issued $1,154,879 of Convertible Notes. The Convertible Notes have interest rates of between 8% and 12% and mature one year from the date of issue. The Convertible Notes are convertible between no days and 180 days. The discount on conversion ranges from 45% to 50% based on various share prices averaged over a number of days prior to the date of conversion or the date of notice of conversion.

12 .

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

On March 6, 2015, the registrant dismissed The Hall Group, CPAs as their registered independent public accountant.  On March 6, 2015, the registrant engaged MaloneBailey, LLP as its new registered independent public accountant.  MaloneBailey has previously served as the Company’s independent public accountants.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of September 30, 2014, o ur internal control over financial reporting was not effective, due primarily to lack of adequate internal controls and the lack of an audit committee.  The most significant material weaknesses that led management to this conclusion are the lack of segregation of duties, and failure in the operation of controls over stock based compensation and derivative liabilities.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Robert B. Lees	President	2/27/2013	10/1/2014
	CEO	2/27/2013	10/1/2014
	Chairman	12/24/97	10/1/2014*
	CFO	7/10/08	10/3/2014
	Director	12/24/97	10/1/2014
	Secretary	3/29/12	2/27/2013

Nicole Leigh	Secretary	2/27/2013	~~*~~ 3/1/2015
	Director	6/4/07	~~*~~ 3/1/2015

Roger Miguel	Director President CEO CFO	9/11/2013 10/1/2014 10/1/2014 10/3/2014	* 3/1/2015

Jake Shapiro	Chairman	12/08/2014

Joseph Giamichael	Chairman of Audit Committee	3/1/2015

Alice Neuhauser Graham Bradstreet	Chief Operating Officer Chief Financial Officer	3/6/2015 3/1/2015

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

Mr. Miguel is 59 years old.  Mr. Miguel graduated from The University of Toronto in 1979 with an Honors BA in Commerce and Economics and has over 30 years experience in the Information Technology Industry.  He currently is serving as Chief Operating Officer at the Company’s wholly-owned subsidiary, FONU2 CCN, Inc. which includes responsibility for all corporate and administrative functions, sales, marketing, contract negotiations and strategic partnerships.  Previously Roger held Senior Management Positions with some of the worlds largest Computer Services Outsourcing Companies (EDS/HP, Computer Sciences Corp, Xerox Business Services).  He managed application services outsourcing across wide variety of industries and provided large account management with major clients such as General Motors, Sears and the Government of Ontario, Canada. Served as Regional Applications Services Manager for CSC in the U.S. Midwest region, Application Service Center Director (900 FTEs) for South East US, and Services Director of Global Process Management for the Americas and the Zurich

Financial Services global account.  Successfully managed all aspects of the business including participating in several successful CMMI Level 3, ISO 9K, ISO 20K certifications, large program and product management, business process re-engineering, and business process outsourcing.

  There are no family relationships between Mr. Miguel and any other director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Mr. Jake Shapiro is 43 years old.  Mr. Shapiro has served as a founder or co-founder of several technology and commercial product companies and has helped structure and/or finance companies in Asia, South America, Australia, Western Europe, Eastern Europe, and North America. Shapiro is also a former Principal and Vice President from M.H. Meyerson & Company, where he served as a Senior Equities Trader, servicing clients such as Goldman Sachs, Lehman Brothers, and Deutsche Bank. Mr. Shapiro currently serves as the Company’s Chairman of the Board. There are no family relationships between Mr. Shapiro and any other director, executive officer or person nominated or chosen by the Company to become a director or executive officer.  Mr. Shapiro was formerly an officer of Medient Studios, Inc. (now Moon River Studios, Inc.)

Mr. Joseph Giamichael is 43 years old.  Mr. Giamichael is the founder and Chief Executive Officer of Umbrella Research and Advisory, an emerging growth research and advisory financial services boutique. He has extensive capital markets experience, including over a decade as a publishing analyst and several years as a trader with an emphasis on special situations, as well as having served as an advisor to a middle markets-oriented private equity firm. Mr. Giamichael earned his Bachelor of Science degree from Skidmore College and was previously employed by Global Hunter Securities LLC, Rodman and Renshaw LLC, CJS Securities LLC, and Knight Capital Group.  Mr. Giamichael currently serves as the Company’s Chairman of the Audit Committee. There are no family relationships between Mr. Giamichael and any other director, executive officer or person nominated or chosen by the Company to become a director or executive officer.  Mr. Giamichael was formerly an officer of Medient Studios, Inc. (now Moon River Studios, Inc.)

Alice Neuhauser, age 53, has been a manager of New Beginning Enterprises, LLC from 1999 through today.  She has been the responsible officer for the Kushner-Locke Company and has been the manager of its successor entity, Kushner Locke, LLC, from 2002 through today.  She worked in SVP film operations with Relativity Media from 2006 through 2014.  In addition, she has provided consulting work for Zen Media and Lloyd Ivan Miller Productions.

Ms. Neuhauser received an MBA from the Anderson School at UCLA in 1994.  She received her BA at Harvard College in 1984.

On March 1, 2015, the Company appointed Graham Bradstreet, age 62, as Chief Financial Officer.  His position will last for one year, and is renewable at the yearly shareholder meeting.  There is no family relationship between Mr. Bradstreet and any other member of the Company, nor any material plans, contracts, or arrangements to which Mr. Bradstreet is a party. From 2000 through today, Mr. Bradstreet has worked as a consultant to various entities and was the executive producer for the movies Carmen and 360 .  From August 2012 through February 27, 2015, he worked as a financial consultant for Medient.  From 1997 through 2001, he was the founder and director of ICE Media, which managed insurance-backed film financing. Mr. Bradstreet qualified as a chartered accountant in New Zealand in 1974. Mr. Bradstreet was formerly an officer of Medient Studios, Inc. (now Moon River Studios, Inc.)

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

-

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

-

Engaging in any type of business practice; or

-

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

~~-~~

   was the subject of any order, judgment or decree, not subsequently reverse, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

~~-~~

   was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

~~-~~

   was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

~~-~~

   was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

-

any Federal or State securities or commodities law or regulation; or

-

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

-

any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

-

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Annual Meeting

The annual meeting of FONU2 stockholders is expected to be held at a future date as soon as practicable. This will be an annual meeting of stockholders for the election of directors. The annual meeting will be held at FONU2s principal office or at such other place as permitted by the laws of the State of Nevada and on such date as may be fixed from time to time by resolution of FONU2’s Board of Directors.

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

Changes in Control

Other than as noted in Note 11 above, there are no present arrangements or pledges of our securities which may result in a change in control of FONU2.

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

Parents of the Smaller Reporting Company

FONU2 has no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended September 30, 2014, and 2013:

Fee category	2014	2013

Audit fees - Malone Bailey	$24,035	$19,695
- The Hall Group	15,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$39,035	$19,695

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

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets as of September 30, 2014 and 2013

Statements of Operations for the Years Ended September 30, 2014 and 2013

Statements of Stockholders' Deficit for the Period from September 30, 2012 through September 30, 2014

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

May 13, 2015

Roger Miguel

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger Miguel

May 13, 2015

Roger Miguel

Chief Executive Officer

Director

/s/ Graham Bradstreet

May 13, 2015

Graham Bradstreet

Chief Financial Officer

/s/ Alice Neuhauser

May 13, 2015

Alice Neuhauser

Chief Operating Officer

/s/ Joseph Giamichael

May 13, 2015

Joseph Giamichael

Chairman of Audit Committee

Director

/s/ Jake Shapiro

May 13, 2015

Jake Shapiro

Chairman of the Board