Form 10-Q
period 2015-03-31
FONU2 Inc.
filed 2015-06-04
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No.   000-49652

FONU2 Inc.

(Exact name of registrant as specified in its charter)

Nevada	65-0773383
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

135 Goshen Road Ext. Suite 205,

Rincon, GA 31326

 (Address of principal executive offices)

(912) 655-5321

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

June 2, 2015 - Common – 235,183,331

June 2, 2015 - Preferred – 6,250

FONU2, INC.

FORM 10-Q

For the quarterly period ended March 31, 2015

2

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

FONU2, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2015	September 30, 2014
	(Unaudited)
	$	$
ASSETS
CURRENT ASSETS
Cash and Bank	9,400	5,143
Prepaid Expenses	1,625	31,516
Assets from Discontinued Operations	-	35,949
Total Current Assets	11,025	72,608

FIXED ASSETS
Site Development	159,575	-
Land Lease	4,996,787	-
Computer Equipment & Software (Net)	2,035	-
Furniture & Fittings (Net)	10,321	-
Total Fixed Assets	5,168,718	-

OTHER ASSETS
Film Assets	1,547,825	-
Security Deposits	6,500	-
Total Other Assets	1,554,325	-
TOTAL ASSETS	6,734,068	72,608

LIABILITIES and STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable & Accrued Expenses	194,985	7,866
Accrued Interest Payable	20,051	32,208
Payroll & Payroll Tax Liabilities	11,662	10,002
Capital Lease Obligation, net	507,777	-
Derivative Liability	1,609,539	247,880
Notes Payable	30,000	19,000
Convertible Notes Payable, net	140,784	195,320
Notes Payable - Related Party	18,000	18,000
Make Whole Provision Liability	250,000	-
Total Current Liabilities	2,782,798	530,276

NON - CURRENT LIABILITIES
Notes Payable	65,517	25,000
Capital Lease Obligation, net	4,489,010	-
Total Non-Current Liabilities	4,554,527	25,000
TOTAL LIABILITIES	7,337,325	555,276

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock Series A: 20,000,000 Shares Authorized; at $0.001 Par Value, -0- and -0- Shares Issued and Outstanding, respectively	-	-
Preferred Stock Series B: 20,000,000 Shares Authorized; at $0.001 Par Value, 6,250 and -0- Shares Issued and Outstanding, respectively	6	-
Common Stock: 2,000,000,000 Shares Authorized; at $0.001 Par Value, 214,194,576 and 312,284 Shares Issued and Outstanding, respectively	214,195	312
Additional Paid-In Capital	42,839,294	39,918,053
Accumulated (Deficit)	(43,656,752)	(40,401,033)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(603,257)	(482,668)
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)	6,734,068	72,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FONU2, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	$	$	$	$
REVENUES	-	-	-	-
COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Depreciation	728	1,104	728	2,232
Product Development	30,000	-	34,124	-
Compensation	9,699	-	9,699	-
Professional Fees	278,094	109,253	337,311	217,637
General & Administrative	172,436	200,893	180,390	502,411
Total Operating Expenses	490,957	311,250	562,252	722,280

LOSS FROM OPERATIONS	(490,957)	(311,250)	(562,252)	(722,280)

OTHER INCOME (EXPENSES)

Interest Expense	(542,376)	(14,641)	(646,991)	(127,264)
Gain on Settlement of Debt	11,434	-	13,524	5,719
Loss on Extinguishment of Debt	(21,300)	-	(21,300)	-
Gain (Loss) on Derivative Liability	(1,512,307)	(9,650)	(1,752,133)	664,185
Loss on Make Whole Provision	(250,000)	-	(250,000)	-
Total Other Income (Expenses)	(2,314,549)	(24,291)	(2,656,900)	542,640

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,805,506)	(335,541)	(3,219,152)	(179,640)
Net (Loss ) Profit from Discontinued Operations	(19,259)	35,283	(36,567)	87,515
INCOME (LOSS) BEFORE TAXATION	(2,824,765)	(300,258)	(3,255,719)	(92,125)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(2,824,765)	$(300,258)	$(3,255,719)	$(92,125)

BASIC and DILUTED INCOME (LOSS PER SHARE)
Continuing operations	$(0.04)	$(1.76)	$(0.08)	$(0.98)
Discontinued operations	$(0.00)	$0.19	$(0.00)	$0.48
Net loss	$(0.04)	$(1.58)	$(0.08)	$(0.50)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	79,109,468	190,262	39,697,910	182,812

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

FONU2, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31, 2015	March 31, 2014
	$	$
OPERATING ACTIVITIES
Net Loss	(3,255,719)	(92,125)
Adjustments to Reconcile Loss from Cash Flows used in Operating Activities
Depreciation	728	2,232
Amortization of Debt Discount	582,314	97,298
Loss on Derivative Liability	1,752,133	(664,185)
Make Whole Provision	250,000	(5,719)
Stock for Services	-	24,600
Gain on due to forgiveness of debt	(13,524)	-
Stock based Compensation	18,675	-
Loss on Settlement of Debt	21,300	-
Original issuance discount	3,000	-
Changes in Operating Assets and Liabilities
Inventory	9,007	-
Accrued Expenses	(762)	-
Prepaid Expenses and Other Current Assets	25,676	124,951
Accounts Payable & Accrued Liabilities	114,914	8,491
Net Cash Used in Operating Activities	(492,258)	(504,457)

INVESTING ACTIVITIES
Purchase of Property & Equipment	(158,502)	(4,919)
Net Cash Used In Investing Activities	(158,502)	(4,919)

FINANCING ACTIVITIES
Proceeds from Notes Payable	30,000	-
Proceeds from Notes Payable - Long Term	40,517	-
Net Proceeds from Convertible Notes	574,000	313,500
Payments on Convertible Notes	-	(53,000)
Common & Preferred Stock Issued for Cash	-	130,000
Common Stock Issued in Exercise of Options	-	90,000
Net Cash Provided by Financing Activities	644,517	480,500

NET INCREASE (DECREASE) IN CASH	(6,243)	(28,876)

CASH AT BEGINNING OF PERIOD	15,643	54,197

CASH AT END OF PERIOD	9,400	25,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FONU2, INC. AND SUBSIDIARY.

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

SUPPLEMENTAL CASH FLOW INFORMATION
NON-CASH INVESTING ACTIVITY
Debt Discount from Derivative Liability	1,171,558	53,000
Net present value of the capital lease	4,996,787	-
Preferred Stock Issued for Studioplex City, LLC	259,062	-
Deemed Distribution – Shares Issued for Capital Lease	10,000	-
Convertible Notes Assumed – Moon River Studios, Inc	710,558	-
Liabilities Assumed – Moon River Studios, Inc.	70,205	-
Shares Issued for Eagle Productions, LLC	166,667	-
Conversion of Notes and Accrued Interest	722,968	43,500
Common Stock Issued to Settle Debt	50,000	-
Reclassification of Convertible Note to Derivative	27,087	-
Stock issued for the Purchase of Film Assets	500,000	-
Note Payable Assumed by Third Party	19,000	-
Common Stock Issued for Related Party Debts	-	195,719
Common Stock Issued for Settlement of Payroll Liability	-	86,000
Write Off of Derivative Liability into Additional Paid-In Capital	1,590,210	358,490

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FONU2, INC. and Subsidiary

Notes to the Consolidated Financial Statements

March 31, 2015

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the three months ended March 31, 2015 the Company realized a net loss of $2,824,765. It used $492,258 in cash from operating activities and had a working capital deficit of $2,771,773 for the six months ended March 31, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from high net worth and institutional investors sufficient to meet its minimal operating expenses and seeking equity and/or debt financing for specific project financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2015 and September 30, 2014, the Company had total of $862,758 and $328,050 in outstanding Convertible Notes Payable respectively. As of March 31, 2015 and September 30, 2014, the Company had a total of $721,974 and $132,730 of Unamortized Debt Discount.

			March 31, 2015				September 30 2014
			$	$	$	$	$	$	$
Note Payable Current	Note Date	Maturity Date	Face Value Or O/S Amount	Principle Converted	Forgiveness of debt	Net	Face Value Or O/S Amount	Principle Converted	Ending Face value balance

Loan #1	11/6/2013	8/8/2014	51,560	(51,560)	-	-	128,500	(76,940)	51,560
Loan #2	11/13/2013	11/12/2015	94,990	(94,990)	-	-	94,990	-	94,990
Loan #3	1/24/2014	10/28/2014	78,500	(67,066)	(11,434)	-	78,500	-	78,500
Loan #4	4/11/2014	4/11/2015	103,000	(103,000)	-	-	103,000	-	103,000
Loan #5	12/19/2014	12/19/2015	26,000	-	-	26,000	-	-	-
Loan #6	12/31/2014	12/31/2015	20,000	(20,000)	-	-	-
Loan #7	2/5/2015	2/5/2016	100,000	-	-	100,000	-	-	-
Loan #8	2/5/2015	2/5/2016	450,000	(221,300)	-	228,700	-	-	-
Loan #9	2/6/2015	2/6/2016	25,000	(25,000)	-	-	-	-	-
Loan #10	2/17/2015	2/17/2016	35,000	-	-	35,000	-	-	-
Loan #11	3/9/2015	3/9/2016	53,880	(43,500)	-	10,380	-	-	-
Loan #12	3/9/2015	3/9/2016	50,000	-	-	50,000	-	-	-
Loan #13	2/19/2015	11/23/2015	43,000	-	-	43,000	-	-	-
Loan #14	3/10/2015	3/10/2016	75,000	-	-	75,000	-	-	-
Loan #15	3/12/2015	3/12/2016	75,000	-	-	75,000	-	-	-
Loan #16	3/24/2015	3/24/2016	116,678	-	-	116,678	-	-	-
Loan #17	3/24/2015	3/24/2016	50,000	-	-	50,000	-	-	-
Loan #18	3/27/2017	12/27/2015	53,000	-	-	53,000	-	-	-
TOTAL			1,500,608	(626,416)	(11,434)	862,758	404,990	(76,940)	328,050

Loan #1 Asher Enterprises, Inc.

On November 6, 2013 the Company entered into a Securities Purchase Agreement with an unrelated third-party entity in connection with a convertible note whereby the Company borrowed $128,500.  The note principal bears interest at a rate of eight percent per annum and will accrue interest at a rate of 22 percent per annum should the Company default.  The note principal and any unpaid accrued interest is due in full on or before August 8, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion. During the year September 30, 2014, the holder converted $76,940 of the principal into common stock. The ending balance at September 30, 2014 was $51,560. During the six months ended March 31, 2015, the lender converted $51,560 in note principal into common stock. As of March 31, 2015, the remaining principal balance of the note was $0.

Loan #2 JMJ Financial

On November 13, 2013 the Company entered into a promissory note with an unrelated third party whereby the Company agreed to borrow a maximum of $300,000.  Each borrowing under the terms of the note, along with specific accrued interest is due two years from the date the specific funds are received by the Company. All borrowings under the terms of this note are subject to a 10% original issue discount such that the consideration due back to the lender is equal to cash proceeds actually received plus ten percent of the amount borrowed. Through September 30, 2014, the Company had borrowed $137,500, with initial debt discount of $12,500 pursuant to this promissory note. The note is exempt from interest for the 90 days after the note date; after 90 days the unpaid principal balance shall accrue interest at a rate of 12 percent per annum.  The note became convertible into shares of the Company’s common stock on May 12, 2014 at 60 percent of the lowest trade price in the 25 trading days previous to the conversion. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the year ended September 30, 2014 the lender converted $42,510 of the note principal into 24,250 shares of the Company’s common stock.  As of September 30, 2014 the remaining principal balance on this note was $94,990. During the three months ended December 31, 2014 the lender converted $45,042 of note principal into 464,250 shares of the Company’s common stock. As of December 31, 2014 the remaining principal balance of the note was $49,948, with $10,661 in accrued interest. During the three months ended March 31, 2015, the lender converted $49,948 in note principal into 3,428,000 of the Company’s common stock. As of March 31, 2015, the remaining principal balance of the note was $0.

Loan #3 Asher Enterprises, Inc.

On January 24, 2014 the Company entered into a Securities Purchase Agreement with an unrelated third-party entity in connection with a convertible note whereby the Company borrowed $78,500.  The note principal bears interest at a rate of eight percent per annum and will accrue interest at a rate of 22 percent per annum should the Company default.  The note principal and any unpaid accrued interest is due in full on or before October 28, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  As of September 30, 2014 the full principal balance $78,500, along with accrued interest of $4,284, remained outstanding. During the three months ended December 31, 2014, the lender converted $62,235 in note principal into 854,563 shares of common stock. As of December 31, 2014, the remaining principal balance of the note was $16,365, with $5,240 in accrued interest. During the three months ended March 31, 2015, the lender converted $4,931 in note principal into common stock. The remaining balance of $11,434 was written off by the lender. The Company accounted for this as gain on forgiveness of debt. As of March 31, 2015, the remaining principal balance of the note was $0.

Loan #4 Hanover Holdings, LLC

On April 11, 2014 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $103,000. The principal accrues interest at a rate of eight percent per annum and is due in full on April 11, 2015.  The note is convertible at the option of the holder at any point after the note date at a 40 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability when the conversion option became effective after the note date due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  As of September 30, 2014 the principal balance on this note remained at $103,000. During the three months ended December 31, 2014, the lender converted $83,000 in note principal into 816,778 shares of common stock. As of December 31, 2014 the remaining principal balance on the note was $20,000, with $1,336 in accrued interest. During the three months ended March 31, 2015, the lender converted $20,000 in note principal into 1,092,242 of the Company’s common stock. As of March 31, 2015, the remaining principal balance of the note was $0.

Loan #5 Union Capital, LLC

On December 19, 2014 the Company entered into a convertible note with an unrelated third party whereby the Company assumed $26,000 of debt. The principal accrues interest at a rate of eight percent per annum and is due in full on December 19, 2015.  The Company did not assume the debt until February 5, 2015 and as such the note was not convertible until this date.  The note is immediately convertible at a 45 percent discount to the lowest closing bid price in the 10 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The note was drawn in the three months ended March 31, 2015. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended March 31, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of March 31, 2015 the remaining principal balance on this note was $26,000.

Loan #6 Dr. Yusuf Hameed

On December 31, 2014 the Company entered into a Convertible Redeemable Note Agreement with an unrelated third party. Pursuant to the terms of the note, the Company borrowed $20,000 from the lender, which accrues interest at a rate of eight percent per annum, and is due on December 31, 2015. The note is convertible 6 months from the date of the agreement at a conversion price of $0.0001 - The note shall immediately convert upon the earlier of (a) a reverse split being effective or (b) an increase in authorized shares. Prior to six months from the date of the agreement, the Company has a reverse split which caused the note to become convertible. On the February 8, 2015, the Company recognized $27,085 as derivative liability and reclassed the convertible note to derivative as this note is tainted due to the other derivative convertible instruments. During the period ended March 31, 2015 the lender converted $20,000 of the note principal into the Company’s 500,000 shares of common stock. The Company and lender negotiated an early settlement on February 14, 2015 on the conversion terms. The Company evaluated the note for debt extinguishment and concluded that this note does not qualify as it is considered to be a derivative under ASC 815-15. As of March 31, 2015 the remaining principal balance on this note was $0.

Loan #7 Coventry Enterprises, LLC

On February 5, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $100,000. The principal accrues interest at a rate of eight percent per annum and is due in full on February 5, 2016.  The note is immediately convertible at a 45 percent discount to the lowest closing bid price in the 20 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended March 31, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of March 31, 2015 the remaining principal balance on this note was $100,000.

Loan #8 Coventry Enterprises, LLC

On February 5, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company assumed $450,000 of debt The principal accrues interest at a rate of eight percent per annum and is due in full on February 5, 2016.  The note is immediately convertible at a 45 percent discount to the lowest closing bid price in the 20 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended March 31, 2015 the lender converted $221,300 of the note principal into 12,900,000 of the Company’s common stock.  As of March 31, 2015 the remaining principal balance on this note was $228,700.

Loan #9 Union Capital, LLC

On February 6, 2015 the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $25,000 which was used to settle the Olweean demand note (see below). The principal accrues interest at a rate of eight percent per annum and is due in full on February 6, 2016.  The note is immediately convertible at a 45 percent discount to the lowest closing bid price in the 10 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended March 31, 2015 the lender converted $25,000 of the note principal into 1,618,559 of the Company’s common stock.  As of March 31, 2015 the remaining principal balance on this note was $0.

Loan #10 Magna Securities, LLC

On February 17, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $35,000. The principal accrues interest at a rate of eight percent per annum and is due in full on February 17, 2016.  The note is immediately convertible at a 40 percent discount to the lowest trading price in the five trading days prior to conversion notice.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended March 31, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of March 31, 2015 the remaining principal balance on this note was $35,000.

Loan #11 Union Capital, LLC

On March 9, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company assumed $53,880 of debt. The principal accrues interest at a rate of eight percent per annum and is due in full on March 9, 2016.  The note is immediately convertible at a 39 percent discount to the lowest trading price in the 5 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended March 31, 2015 the lender converted $43,500 of the note principal into 2,598,808 the Company’s common stock.  As of March 31, 2015 the remaining principal balance on this note was $10,380.

Loan #12 Union Capital, LLC

On March 9, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $50,000. The principal accrues interest at a rate of eight percent per annum and is due in full on March 9, 2016.  The note is immediately convertible at a 39 percent discount to the lowest trading price in the 5 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended March 31, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of March 31, 2015 the remaining principal balance on this note was $50,000.

Loan #13 Vis Vires Group, Inc.

On February 19, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $43,000. The principal accrues interest at a rate of eight percent per annum and is due in full on November 23, 2015.  The note is convertible after 180 days at a 50 percent discount to the average of the three lowest trading prices in the 30 trading days prior to conversion notice.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended March 31, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of March 31, 2015 the remaining principal balance on this note was $43,000.

Loan #14 Coventry Enterprises, LLC

On March 10, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $75,000. The principal accrues interest at a rate of eight percent per annum and is due in full on March 10, 2016.  The note is immediately convertible at a 45 percent discount to the lowest closing bid price in the 20 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended March 31, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of March 31, 2015 the remaining principal balance on this note was $75,000.

Loan #15 LG Capital Funding, LLC

On March 12, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $75,000. The principal accrues interest at a rate of eight percent per annum and is due in full on March 12, 2016.  The note is immediately convertible at a 39 percent discount to the lowest trading price in the 15 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended March 31, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of March 31, 2015 the remaining principal balance on this note was $75,000.

Loan #16 Union Capital, LLC

On March 24, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company assumed $116,678 of debt. The principal accrues interest at a rate of eight percent per annum and is due in full on March 24, 2016.  The note is immediately convertible at a 39 percent discount to the lowest trading price in the five trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  As of March 31, 2015 the remaining principal balance on this note was $116,678.

Loan #17 Union Capital, LLC

On March 24, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $50,000. The principal accrues interest at a rate of eight percent per annum and is due in full on March 24, 2016.  The note is immediately convertible at a 39 percent discount to the lowest trading price in the five trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  As of March 31, 2015 the remaining principal balance on this note was $50,000

Loan #18 Carebourn Capital, LP

On March 27, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $53,000. The principal accrues interest at a rate of 12 percent per annum and is due in full on December 27, 2015.  The note is convertible after 90 days at a 40 percent discount to the average of the lowest three days trading price in the 10 trading days prior to conversion date.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended March 31, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of March 31, 2015 the remaining principal balance on this note was $53,000.

During the period ended March 31, 2015, the Company recorded 1,171,558 new debt discounts and amortized a total $582,314 to interest expense, leaving total unamortized debt discounts of $721,974 as of March 31, 2015.

NOTE 4 – NOTES PAYABLE

As of March 31, 2015 and September 30, 2014, the Company had total of $30,000 and $19,000 in outstanding Notes Payable respectively.

Note Payable		Maturity	March 31,	September 30,
Current	Note Date	Date	2015	2014
			$	$

Loan #1	5/1/2012	Demand	-	19,000
Loan #2	12/22/2014	12/22/2015	-	-
Loan #3	2/10/2015	9/5/2015	-	-
Loan #4	01/19/2015	9/23/2015	30,000	-
TOTAL			30,000	19,000

Loan #1 Jeffrey Olweean

On May 1, 2012 the Company entered into a loan agreement with an unrelated third party. The note principal bears interest at a rate of 10 percent per annum and due on demand. At September 30, 2014 the entire $19,000 principal balance remained outstanding, along with $3,800 in accrued interest. As of December 31, 2014 accrued interest on the note totaled $4,758. On February 5,, 2015 this note was settled for $25,000. As of March 31, 2015 the remaining principal balance on this note was $0.

Loan #2 Dr. Yusuf Hameed

On December 22, 2014 the Company entered into a Convertible Redeemable Note Agreement with an unrelated third party. Pursuant to the terms of the note, the Company borrowed $50,000 from the lender, which accrues interest at a rate of eight percent per annum, and is due on December 22, 2015. The note is convertible at the option of the lender at any time after 6 months from the date of the agreement. The note shall immediately convert upon the earlier of (a) a reverse split being effective or (b) an increase in authorized shares, at the lower of 70 percent of the thirty-day volume weighted average trading price of the Company’s common stock, or $0.0003 per share (on a pre-reverse split basis). During the period ended March 31, 2015 the lender converted $50,000 of the note principal into 1,550,000 shares of the Company’s common stock. The Company and lender negotiated an early settlement on February 14, 2015 of the conversion terms. The Company fair valued the shares issued using the market price on date of settlement which was $0.046 or $71,300 and recorded a loss on settlement of debt of $21,300.  As of March 31, 2015 the remaining principal balance on this note was $0.

Loan #3 Dr. Yusuf Hameed

On February 10, 2015 the Company acquired a Convertible Redeemable Note with an unrelated third party. Pursuant to the terms of the note, the Company borrowed $90,000 from the lender, which accrues interest at a rate of eight percent per annum, and is due on September 5, 2015. The note is convertible 30 days from the date of the note at price of the lower of (a) 30 day VWAP for 30 days subsequent to reverse stock split or $0.000175. During the period ended March 31, 2015 the lender converted $90,000 of the note principal into 2,250,000 shares of the Company’s common stock. The Company and lender negotiated an early settlement on February 14, 2015 of conversion terms. The Company evaluated the note for debt extinguishment and concluded that this note does not qualify as it is considered to be a derivative under ASC 815-15. As of March 31, 2015 the remaining principal balance on this note was $0.

Loan #4 Ultimate Impressions, LLC dba ULT Consulting

On January 19, 2015, the Company entered into a promissory note with an unrelated third party whereby the Company issued a Note to a supplier in settlement of outstanding invoices in a reduced amount of borrowed $30,000. The principal accrues interest at a rate of 0 percent per annum and is due in full on September 23, 2015. During the period ended March 31, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of March 31, 2015 the remaining principal balance on this note was $30,000.

NOTE 5 – NOTES PAYABLE - LONG TERM

As of March 31, 2015 and September 30, 2014, the Company had total of $65,517 and $25,000 in outstanding Notes Payable – Long Term respectively.

Note Payable		Maturity	March 31,	September 30,
Current	Note Date	Date	2015	2014
			$	$

Loan #1	8/26/2014	8/27/2017	25,000	25,000
Loan #2	2/25/2015	2/25/2018	40,517	-
TOTAL			65,517	25,000

Loan #1 Ira Williams- long term convertible note

On August 26, 2014 the Company entered into a $25,000 convertible debenture note agreement with an unrelated third party.  The note accrues interest at a rate of 12 percent per annum and is due on August 25, 2017.  Pursuant to the terms of the note, the principal can be converted into shares of the Company’s common stock, at the option of the lender, at any time after six months and up to one year from the note date at a 20 percent discount to the market price of the shares.  The discount will be 25 percent if converted between one and two years, and will be 30 percent if converted after two years.  The maximum conversion price will be $0.50 per share.  As of March 31, 2015, the entire principal balance remained outstanding and accrued interest on the note totaled $379.

Loan #2 Robinson Belaustegui Sharp & Low

On February 17, 2015 the Company entered into a $40,517 promissory note with an unrelated third party.  The promissory note bears no interest per annum. As of March 31, 2015, the entire principal balance remained outstanding and accrued interest on the promissory note totaled $40,517.

On April 29, 2015 the Company entered into a $78,000 promissory note with an unrelated third party that replaced the $40,517 promissory note. The promissory note bears no interest per annum and is due no later than February 25, 2018.

NOTE 6 – RELATED PARTY NOTES PAYABLE

Loan #1 Robert Lees

On August 5, 2014 the Company borrowed $18,000 from a former related party in the form of a note payable.  The note accrues interest at a rate of 12 percent per annum, is unsecured, and is due on demand.

As of March 31, 2015 and September 30, 2014, the Company had total of $18,000 and $18,000 in outstanding Related Party Notes Payable respectively.

NOTE 7 – FAIR VALUE MEASUREMENTS

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as March 31, 2015.

September 30, 2014

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability	--	--	247,880	247,880

March 31, 2015

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability	--	--	1,609,539	1,609,539

NOTE 8 – DERIVATIVE INSTRUMENTS

During 2013, the Company issued debt instruments that were convertible into common stock at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion. During the year ended September 30, 2014 the Company issued additional debt instruments under the same terms, as well as additional debt instruments convertible into common stock at a 40% discount to the lowest trading price in the 25 trading days previous to conversion, 60% discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities. A debt discount of $1,171,558 was recorded as a result of these derivative liabilities, $582,314 of which was amortized into interest expense for the six months ended March 31, 2015.

During the period ended March 31, 2015, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

The following table summarizes the changes in the derivative liabilities during the period ended March 31, 2015:

Ending balance as of September 30, 2014	$247,880
Debt discount	1,171,558
Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(1,562,032)
Loss on change in fair value	1,752,133
Ending balance as of March 31, 2015	$1,609,539

The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 294-1,271%, risk free rate of 0.11-0.18% and an expected term of 0.10 to 2.53 years.

NOTE 9 – EQUITY ACTIVITY

Common Stock

During the six months ended March 31, 2015, the Company issued and aggregate of 26,960,608 of common stock upon the conversion and partial conversion of $722,968 in convertible debts and notes payable. In addition, the Company issued an aggregate of 373,500 of common stock for $18,675 in services rendered, an aggregate of 10,000,000 of common stock for $500,000 for part consideration of the acquisition of the economic interest in the lease of 1560 acres of property in Effingham, GA, and various intellectual property rights. The Company issued a further 8,333,333 of common stock for $500,000 in part consideration for the directing services of Penny Marshall re the motion picture Effa and a second motion picture to be determined. The Company issued a further 166,666,667 of common stock in consideration of part financing the motion picture Effa. The Company also cancelled 1,816 of common stock.

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

On December 7, 2014 the Company issued 6,250 shares of Series B preferred stock in order to complete the acquisition of Studioplex City, LLC. The shares were valued at $400.00 per share. The sole asset of Studioplex City, LLC was a two picture deal with the director Penny Marshall.

These preferred shares carried super voting rights of 500 per share  i.e. 1,250,000,000 votes. At the date of the transaction 659,608,217 (pre-split) common stock was issued, trading at $0.0006. Therefore the Company had a market capitalization of $395,765 and the Preferred Stock Series B had 65% of voting rights in the Company.

Accordingly, the value of the film asset has been recorded at $259,062, being 65% of the then market capitalization of the Company".

Reverse Stock-Split

On December 22, 2014 the Company authorized a reverse-split of its outstanding common stock on a one-share-for-400-shares basis. All references to common stock in these financial statements have been retroactively restated so as to account for the effects of this reverse-split.

NOTE 10 - CAPITAL LEASE

On February 10, 2015 the Company entered into a Lease Purchase and Assignment Agreement with Moon River Studios, Inc., (“Moon River”) formerly known as Medient Studios, Inc. (“Medient”) whereby the Company purchased a land lease (“Lease”) relating to property predominantly in Effingham County, GA, along with various other assets of Moon River, including the name “Moon River Studios” As consideration for this purchase, the Company agreed to the issuance of ten million shares of the Company’s common stock, payment for registering the shares, plus the Company’s assumption of $10,000,000 of Medient liabilities under the terms of the Lease.

The Company has accounted for the value of the lease as the net present value of $4,996,787 of the capital lease obligation.

The Lease Agreement was entered on August 21, 2013, with the Effingham County Industrial Development Authority (the “IDA”). Under the Lease, approximately 1,560 acres of land located primarily within Effingham County, Georgia was leased. The Lease is effective from August 21, 2013 through July 1, 2033. No interest is payable and no payments are due for the first two years, with the total rent of $10 million being paid in 18 equal annual installments, commencing February 28, 2016. The Company is obligated to pay additional rent if it does not achieve the specified goals of $90 million in investment and 527 jobs on or before the end of year 5 (five). At the end of the Lease, the Company has the option to purchase the Property for $100. The Lease has been accounted for as a capital lease and the net present value of the minimum lease payments under the Lease is $4,996,787 million as at March 31, 2015.

The discount rate used in calculating the net present value of the minimum lease payments was The Company’s weighted average cost of capital of 8.6%.

The Company incurred approximately $159,575 and $0 of site development costs on the land in the three months ended March 31, 2015 and 2014 respectively.

NOTE 11 – FILM ASSETS

On February 12, 2015, the Company acquired the worldwide distribution rights for the movie Yellow. Under terms of the agreement, the Company will receive, in addition to a profit share, a 10% (ten percent) distribution fee, and a 20% (twenty percent) return on all funds expended associated with the acquisition of the rights, print and advertising, marketing, and other expenses associated with the release of the movie. As consideration, the Company has committed to provide these costs and fees, along with the assumption of various costs and liabilities costs associated with the movie. Costs assumed to March 31, 2015 totaled $780,763. The Company will, from time to time, advance miscellaneous funds on behalf of Moon River Studios’ expenses, and will recoup such funds from the exploitation of the movie.

Under an option agreement with the writers of the script for the movie Effa the Company has paid $8,000 for an 18-month option to finance, produce and exploit the rights in the movie. The Company has the right to extend the option at the end of the initial 18 months for a further 12 months for a further payment of $8,000.

NOTE 12 - SITE DEVELOPMENT COSTS

On February 10, 2015 the Company entered into a Lease Purchase and Assignment Agreement with Moon River Studios, Inc., (“Moon River”) formerly known as Medient Studios, Inc. (“Medient”) whereby the Company purchased a land lease (“Lease”) relating to property predominantly in Effingham County, GA, along with various other assets of Moon River, including the name “Moon River Studios” As consideration for this purchase, the Company agreed to the issuance of ten million shares of the Company’s common stock, payment for registering the shares, plus the Company’s assumption of $10,000,000 of Medient liabilities under the terms of the Lease.

The Company is developing this property with a view to building a motion picture studio. During the three months ended March 31, 2015 the Company has expended $159,575 on site development costs, including but not limited architects, and civil engineers etc.

NOTE 13 – DISCONTINUED OPERATIONS

On March 1, 2015, the Company sold ownership of Zaldiva Comics and Collectibles (“Zaldiva”) to Ms. Nicole Leigh, a former director of the Company, for $10,100.  The assets sold consist of Zaldiva.com, Zaldiva.com Comics & Collectibles, Zaldiva Comics & Collectibles, and all of Zaldiva’s inventory and intellectual property.

As such, all assets, liabilities, revenues and expenses of the business have been presented as discontinued operations in the consolidated financial statements. A summary of the assets and liabilities as of March 31, 2015 and September 30, 2014 and revenues and expenses for the three and six months ended March 31, 2015 and March 31, 2014

	March 31, 2015	September 30, 2014
	$	$

Assets from Discontinued Operations
Bank Account	-	10,500
Deposits	-	2,285
Fixed Assets	-	14,157
Inventory	-	9,007
Total Assets	-	35,949

Liabilities from Discontinued Operations	-	-
Total Liabilities	-	-

	For the three months		For the six months
	ended March 31		ended March 31
	2015	2014	2015	2014
	$	$	$	$
Net Revenues	68,521	68,240	185,806	153,336
Cost of Sales	38,817	32,957	81,772	65,821
Gross Margin	29,704	35,283	104,034	87,515
Expenses
Compensation	21,618	-	53,971	-
Depreciation	-	-	1,128	-
General & Administrative	20,222	-	54,107	-
Total Expenses	41,840	-	109,206	-
Net Income (Loss) from
Discontinued Operations	(12,136)	35,283	(5,172)	87,515
Loss on disposal	(7,123)	-	(31,395)	-
Total discontinued operations	(19,259)	35,283	(36,567)	87,515

The Company was forgiven a $10,000 debt to Ms. Leigh as proceeds from the sale of Zaldiva.

As at December 31, 2014, the Company consolidated $41,395 of net assets of Zaldiva. This was increased to $58,703 from trading profits in the three months to December 31, 2014 of $17,308. Trading losses of $12,136 incurred during the two months ended March 1, 2015 reduce the write off to $46,567. The Company received $10,000 as proceeds from the sale establishing a Loss on Zaldiva of $36,567 for the six months ended March 31, 2015.

NOTE 14 – MAKE WHOLE PROVISION LIABILITY

Pursuant to the agreement entered between the Company and Nutmeg Productions, Inc. (“Nutmeg”) for the directing services of Penny Marshall, the Company has guaranteed that the value of the number of shares of stock so issued shall at all times be equal to the sum of $425,000. Such Guarantee shall be in place for a period of six (6) months from the date of the issuing of the stock (February 18, 2015) (said date of availability for sale is termed “Sale Date”), whereupon Nutmeg is able thereafter to sell the stock. Should the net proceeds of the stock as at Sale Date be less than US$425,000 (“Shortfall”) the Company shall be liable to pay to Nutmeg any Shortfall by either:

a) Paying Nutmeg the difference, or

b) Issuing further stock (“Further Stock”) to Nutmeg. Further Stock shall be issued as tacked stock to enable its immediate sale.

Pursuant to the agreement entered between the Company and Nutmeg Productions, Inc. for the directing services of Penny Marshall, the Company has guaranteed that the value of the number of shares of stock issued to Michal Mann (“Mann”) as Ms. Marshall’s manager, that shall at all times be equal to the sum of $75,000. Such Guarantee shall be in place for a period of six (6) months from the date of the issuing of the stock (February 18, 2015) (said date of availability for sale is termed “Sale Date”), whereupon Mann is able thereafter to sell the stock. Should the net proceeds of the stock as at Sale Date be less than US$75,000 (“Shortfall”) the Company shall be liable to pay to Mann any Shortfall by either:

a) Paying Mann the difference, or

b) Issuing further stock (“Further Stock”) to Mann. Further Stock shall be issued as tacked stock to enable its immediate sale.

As at March 31, 2015, the amount of the Shortfall was $250,000, which has been accounted for as Make Whole Provision Liability.

NOTE 15 – CONTINGENT LIABILITIES

The Company has guaranteed a loan to Moon River Studios in relation to the movie Yellow. The loan is intended to be repaid by Moon River Studios, Inc. from the proceeds derived from the exploitation of the movie. As at March 31, 2015, the amount outstanding was $328,860 and accrues interest at 12% per annum.

The Company has also guaranteed other costs in relation to the movie Yellow and estimates these to total approximately $540,000

NOTE 16– EAGLE PRODUCTIONS

On February 27, 2015, the Company entered into a Rights Acquisition and Investment Agreement with Eagle Productions, LLC (“Eagle”) with a view toward the Company investing in, co-producing and exploiting the motion picture currently titled Effa to be produced by Eagle. Under this agreement, the Company will acquire the worldwide distribution rights and will invest in the movie.  The Company will be the sole and exclusive beneficiary of the worldwide exploitation rights of the picture for all purposes, in perpetuity.  The Company will advance a portion of the budget of the picture, consisting of 166,666,667 in restricted common. The Company is in the process of filing a Registration statement for these shares.

While Eagle was formed by the Company’s Chairman, Mr. Shapiro, under the terms of the Rights Acquisition Agreement, Mr. Shapiro has assigned 99% of the distribution revenues to the benefit of the Company. Film producer Wendi Laski has been appointed as managing director of Eagle.

As per the Rights Acquisition Agreement Eagle has pledged its shares to the Board of Directors of the Company. If the Board of Directors cannot reach a majority, the chairman of the Board of Directors of the Company shall have the casting vote.

Given that Eagle and the Company share common control, the consideration has been accounted for through Additional Paid In Capital.

NOTE 17 – CORRECTION OF PRIOR QUARTER INFORMATION

During the quarter ended March 31, 2015 the Company identified an error in the December 31, 2014 previous period which included a film asset in the amount of $2,500,000.

The asset was acquired as part of the acquisition by the Company of Studioplex City, LLC on December 7, 2014 where under the Company issued 6,250 shares of Series B preferred stock in order to complete the acquisition. The shares were valued at $400.00 per share. The sole asset of Studioplex City, LLC was a two picture deal with the director Penny Marshall. At the time of the acquisition the Company had a market valuation of $359,765. Upon closing of the transaction the Series B preferred stock had 65% voting control of the Company. Accordingly the Company, during the quarter ended March 31, has recognized a correction of the value of the film assert to 65% of the value of the Company i.e. $259,062. Additional Paid In Capital has similarly been reduced by $2,240,938 being the amount of the write down.

In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), The Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for December 31, 2014 financial statements.

NOTE 18 – SUBSEQUENT EVENTS

On April 9, 2015 the Company issued 1,250,000 shares of common stock to Alex Warner in exchange for acquiring entertainment and potential consulting services. As at the date of issue the stock so issued had a value of $50,000.

On April 9, 2015, the Company issued to Union Enterprises, Inc. (“Union”), an aggregate total of 762,629 post-split shares of common stock in consideration of Union’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated March 09, 2015 in the original principal amount of $53,879.  The total principal converted during the period was $11,451.

On April 14, 2015, the Company issued to Coventry Enterprises, LLC. (“Coventry”), an aggregate total of 8,000,000 post-split shares of common stock in consideration of Coventry’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated February 05, 2015 in the original principal amount of $450,000.  The total principal converted during the period was $100,800.

On April 15, 2015, the Company issued to JMJ Financial (“JMJ”), an aggregate total of 1,529,169 post-split shares of common stock in consideration of JMJ’s partial conversions of the Company’s outstanding $300,000 Promissory Note dated November 13, 2013, as amended.  The total principal converted during the period was $22,937.54.

On April 17, 2015, The Company acquired 100% of the share capital of Studioplex, City Rentals, LLC (“SCR”). The shares were purchased from Jake Shapiro for a purchase price of $100. As at the date of the acquisition of the shares, SCR had not generated revenues. SCR, on March 26, 2015, had entered a Purchase and Sale Agreement with Applebox Productions, Inc. under which it is to purchase various film equipment, intended for rental, for $1,000,000, with the seller providing financing for $700,000 of the purchase price. As at the date of this filing the terms and conditions for closing the transaction had not been met.

On April 29, 2015, the Company issued to Coventry Enterprises, LLC. (“Coventry”), an aggregate total of 8,000,000 post-split shares of common stock in consideration of Coventry’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated February 05, 2015 in the original principal amount of $450,000.  The total principal converted during the period was $80,000.

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

Overview

FONU2 Inc. is a film studio, production and social commerce company actively developing a 1,560 acre film studio complex (“Studioplex”) in Effingham County, Georgia. Pre-construction and engineering has begun on the site with the initial warehouses and sound stages following.  In addition to building the Film Studio, the Company is in negotiations to purchase various film equipment packages.  Both the facility space and the equipment will be used by the Company for its own productions and made available for rental to third parties. In addition, the Company acquired certain intellectual property rights, including the name “Moon River Studios.”

The Company has also acquired the worldwide distribution rights to Nick Cassavetes film, Yellow. The Company has also acquired a two picture directing contract with Penny Marshall, the option on the screenplay Effa and the worldwide distribution rights for Eagle Productions. The Company’s social media division has invested in the development of a precision sales and marketing platform that integrates into the social media networks.

The Company still believes that its Social Commerce website offers potential for future income. However, this application requires significant further investment to commercialize this operation. The Company is reviewing a number of potential synergistic acquisitions that could benefit from the social marketing platform.

Having acquired Studioplex City, LLC (“Studioplex City”), the worldwide distribution rights to Yellow, and the Lease to the 1,560 acre property in Effingham County, Georgia (see “Recent Developments” below) the Company has established a film division to build and operate a large scale full service movie studio and produce major motion pictures. For its first in house project the Company has hired Penny Marshall to direct and Wendy Laski to co-produce the movie project.

Recent Developments

On February 10, 2015, the Company acquired the lease of a 1,560 acre property located in Effingham County, Georgia from Moon River. The purchase price was the assumption of $10,000,000 in debt and 10,000,000 shares of FONU2 common stock. Terms of the purchase agreement require that the FONU2 shares be registered and distributed to all Moon River shareholders as of record date February 10, 2015. In addition to the lease, the Company has acquired certain intellectual property and trademarks associated with the project. The property has an appraised value of $22,100,000. Included under terms of the original lease, Memorandum of Understanding and supplemental agreement (i) the Company is responsible for an agreed amount of job creation and capital investment in the property, (ii) All property taxes for the property have been waived for the term of the lease, (iii) the property may be purchased at any time with no prepayment penalties, (iv) at the end of the lease, the property may be purchased for $100. FONU2 has assumed the $10,000,000 note secured by the property. The note has an interest rate of zero percent with a 20-year term.

On February 12, 2015, the Company acquired the worldwide distribution rights for the movie Yellow. The movie is written and directed by Nick Cassavetes (The Notebook, The Other Woman…), and stars Heather Wahlquist (Alphadog, The Notebook…), Sienna Miller (American Sniper, Foxcatcher…), Melanie Griffith (Working Girl, Bonfire of the Vanities…), Ray Liotta (Goodfellas, Terminator 2…) and others.

Under terms of the agreement, the Company will receive, in addition to a profit share, a 10% (ten percent) distribution fee, and a 20% (twenty percent) return on all funds expended associated with the acquisition of the rights, print and advertising, marketing, and other expenses associated with the release of the movie. As consideration, the Company has committed to provide these costs and fees, along with the assumption of approximately $540,000 of costs associated with the movie.

On February 15, 2015, the Company issued 4,300,000 common shares to Dr. Yusuf Hameed upon his conversion of his three outstanding convertible notes.  These notes consist of a $90,000 convertible note with an 8% per annum interest dated 9/5/2014, a $50,000 convertible note with an 8% per annum interest rate dated 12/22/2014, and a $20,000 convertible note with an 8% per annum interest rate dated 12/31/2014.  These notes were settled at a conversion price of $0.04 per share, resulting in the issuance of 4,000,000 common shares.  An additional 300,000 shares were issued as a negotiated settlement for the interest due on the notes.

These shares are exempt under Section 4(a)(2) of the Securities Act.  Dr. Hameed is a sophisticated investor, has access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

Dr. Hameed has agreed a 12 month voluntary lockup provision on these shares.

On February 18, 2015, the Company issued 7,083,333 common shares to Penny Marshall in payment of the equity portion of her director’s fee re the movie Effa, which totaled $425,000.  The shares were issued at a price of $0.06 per share.

On February 18, 2015, the Company issued 1,250,000 common shares to Michael Mann in payment of the equity portion of his management fee re the movie Effa, which totaled $75,000.  The shares were issued at a price of $0.06 per share.

These shares are exempt under Section 4(a)(2) of the Securities Act.

On February 27, 2015, the Company entered into a Rights Acquisition and Investment Agreement with Eagle Productions, LLC with to enable the Company to invest in, co-produce and exploit the motion picture currently titled Effa to be produced by Eagle Productions.  Under this agreement, the Company has acquired the worldwide distribution rights and the right to invest in the movie.  The Company is the sole and exclusive beneficiary of the worldwide exploitation rights of the picture for all purposes, in perpetuity.  The Company intends to advance a portion of the budget of the picture, consisting of 166,666,667 in restricted common shares. The Company is in the process of filing a Registration statement for these shares.

Once the Company has recouped its advance in full, the Company and Eagle Productions will share in the net profits of the movie, with the Company to receive 99% and Eagle Productions to receive 1%.  All fees and costs of the Company are to be included in and payable from the budget of the picture.  The Company is not liable for any loss should the transaction not proceed for any reason.  However, the Company will bear the loss (if any) arising from the initial payment of $75,000 in regards to the director services of Penny Marshall, the issuance of stock in the value of $425,000 for the services of the director, the initial payment of $75,000 to Wendi Laski under the terms of her producing agreement, and the initial payment of $8,000 made to the writers of the screenplay.

On February 27, 2015, the Company issued 166,666,667 common shares to Eagle Productions to acquire the worldwide distribution rights for the film Effa, as described above.  These shares are exempt under Section 4(a)(2) of the Securities Act.  Eagle Productions is knowledgeable enough to be considered a sophisticated investor, has access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public until the registration statement has become effective.

On March 1, 2015, the Company sold ownership of Zaldiva Comics and Collectibles (“Zaldiva”) to Ms. Nicole Leigh, a former director of the Company, for $10,000. The assets sold consist of Zaldiva.com, Zaldiva.com Comics & Collectibles, Zaldiva Comics & Collectibles, and all of Zaldiva’s inventory and intellectual property.  The company was deemed by Management to no longer be a strategic fit for the Company.

On March 1, 2015, Nicole Leigh resigned as a director.

On March 1, 2015, the Company elected Joseph Giamichael as a director, and he serves as the chairman of the audit committee.  Mr. Giamichael was formerly a director of Medient Studios, Inc. (“Medient”) (now Moon River Studios, Inc.). Other than his previous experience in serving as a director of Medient, there are no material transactions between Mr. Giamichael and any related party, nor any material plans, contracts, or arrangements to which Mr. Giamichael is a party.

On March 1, 2015, the Company appointed Graham Bradstreet, age 63, as Chief Financial Officer.  His position will last for one year, and is renewable at the yearly shareholder meeting.  There is no family relationship between Mr. Bradstreet and any other member of the Company, nor any material plans, contracts, or arrangements to which Mr. Bradstreet is a party.

From 2000 through today, Mr. Bradstreet has worked as a consultant to various entities and was the executive producer for the movies Carmen and 360. From August 2012 through February 27, 2015, he worked as a financial consultant for Medient.  From 1997 through 2001, he was the founder and director of ICE Media Limited, which managed insurance-backed film financing. Mr. Bradstreet qualified as a chartered accountant in New Zealand in 1974.

On March 1, 2015, the Company approved the change of its offices to 135 Goshen Rd. Ext., Suite 205, Rincon, GA 31326.

On March 10, 2015 the Company announced that Ms. Alice P. Neuhauser had been appointed as Chief Operating Officer of the Company. Ms. Neuhauser has a broad range of operational entertainment experience in financial management, establishment and oversight of corporate, legal and accounting procedures, and business development and strategic planning. Ms. Neuhauser's career includes financing some of the largest independently financed pictures including Terminator 2 (starring Arnold Schwarzenegger) and Cliffhanger (starring Sylvester Stallone). Ms. Neuhauser also managed two $100 million revolving film production credit facilities with two separate syndicates of banks, which helped finance such movies as Basic Instinct (starring Michael Douglas and Sharon Stone) and Total Recall (starring Arnold Schwarzenegger and Sharon Stone). Ms. Neuhauser developed a $100 million motion picture and television production facility from concept through 100% utilization. This 22-1/2 acre studio lot includes 14 state-of-the-art sound states, eight production buildings, a commissary, a four-story office building, and a parking garage.

Ms. Neuhauser is an honors graduate of Harvard College earned her MBA from the Anderson School of Management at UCLA.

On March 31, 2015 the Company announced that it had signed definitive agreements to acquire the assets of Applebox Productions. The acquisition is structured as an asset purchase consisting of lights, cameras, grip equipment, electrics, production vehicles, etc. The purchase price of One Million Dollars ($1,000,000) is being financed by a combination of traditional equipment loans and seller financing. The seller-financing note is both corporately guaranteed and personally guaranteed by Mr. Jake Shapiro, Chairman of the Board of the Company. Closing is expected to take place by end of May, 2015.

Mr. Jake Shapiro, Mr. Graham Bradstreet and Ms. Alice Neuhauser, as officers and/or Directors of the Company, each receive annual compensation of $90,000.

Mr. Roger Miguel, as an officer of the Company, receives annual compensation of $48,000.

On March 6, 2015 the Company entered a twelve-month lease agreement for a property in Savannah, GA at a monthly rental of $3,250. The property is to provide accommodation for officers and Directors of the Company, film producers, film directors, screenwriters, movie production artists and crew, and other executives when visiting the Company in Georgia.

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

For the three months ended March 31, 2015, we did not earn any revenues. We paid depreciation expenses of $728 and product development expenses of $30,000 and compensation of $9,699. We paid professional fees of $278,094 and general and administrative expenses of $172,436. We paid interest expenses of $542,376, had a gain on the settlement of debt of $11,434, had a loss on extinguishment of debt of $21,300 and had a loss on derivative liability of $1,512,307. We made a loss on make whole provision of $250,000. As a result, we had net loss from continuing operations of $2,805,506. We incurred a loss from discontinued operations of $19,259. As a result we had a net loss of $2,824,765 for the three months ended March 31, 2015.

Comparatively, for the three months ended March 31, 2014, we did not earn any revenues. We paid depreciation expenses of $1,104, professional fees of $109,253, and general and administrative expenses of $200,893. We had a gain on interest of $14,641, and a gain on derivative liability of $9,650. As a result, we had a net loss from continuing operations of $335,541 for the three months ended March 31, 2014. We had a profit from discontinued operations of $35,283. As a result we made a net loss of $300,258. The increase in net loss between the three months ended March 31, 2015 and 2014 is primarily due to increased professional fees, increased interest expense, increased make whole provision and the increased loss on derivative liability.

Six months ended March 31, 2015 compared to the six months ended March 31, 2014

For the six months ended March 31, 2015, we did not earn any revenues. We paid depreciation expenses of $728, product development expenses of $34,124, compensation of $9,699, professional fees of $337,311, and general and administrative expenses of $180,390. We paid interest expenses of $646,991, had and a gain on the settlement of debt of $13,524, had a loss on extinguishment of debt of $21,300, and a loss on derivative liability of $1,752,133. We made a loss on make whole provision of $250,000. As a result, we had net loss from continuing operations of $3,219,152. We incurred a loss from discontinued operations of $36,567. As a result we made a net loss of $3,255,719 for the six months ended March 31, 2015.

Comparatively, for the six months ended March 31, 2014, we did not earn any revenues. We recorded depreciation expense of $2,232 and $217,637 on professional fees. We incurred general and administrative expenses of $502,411. We had a gain on interest of $127,264, a loss on the settlement of debt of $5,719 and a gain on derivative liability of $664,185. As a result, we had a net loss from continuing operations of $179,640 for the six months ended March 31, 2014. We had a profit from discontinued operations of $87,515. As a result we made a net loss of $92,125. The increase in net loss between the six months ended March 31, 2015 and 2014 is primarily due to increased professional fees, increased interest expense, increased make whole provision and the increased loss on derivative liability, partially offset by a decrease in general and administrative expenses.

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

For the six months ended March 31, 2015, we had a net loss of 3,255,719. We had the following adjustments to reconcile loss from cash flows from operating activities: an increase of $728 due to depreciation, an increase of $582,314 due to the amortization of debt discount, and an increase of $1,752,133 due to loss on derivative liability. We had a decrease due to the make whole provision of $250,000 and a gain on settlement of debt and interest of $13,524. We had stock based compensation of $18,675, a loss on settlement of debt of $21,300 and an original discount of $3,000.

We had the following changes in operating assets and liabilities: an increase of $9,007 due to inventory, a decrease of $762 in accrued expenses an increase of $25,676 due to prepaid expenses, and an increase of $114,914 due to account payable and accrued liabilities. As a result, we had net cash used in operating activities of $492,258 for the six months ended March 31, 2015.

For the six months ended March 31, 2014, we had a net loss of $92,125. We had the following adjustments to reconcile loss from cash flows from operating activities: an increase of $2,232 due to depreciation, an increase of $97,298 due to the amortization of debt discount, a decrease of $664,185 due to gain on derivative liability, a decrease of $5,917 due to loss on default note payable, and an increase of $24,600 due to stock based compensation. We had the following changes in operating assets and liabilities: an increase of $124,951 due to prepaid expenses and an increase of $8,491 due to accounts payable and accrued liabilities. As a result, we had net cash used in operating activities of $504,457 for the six months ended March 31, 2014.

For the six months ended March 31, 2015, we purchased $158,502 of property and equipment. As a result, we had net cash used in investing activities of $158, 502.

For the six months ended March 31, 2014, we paid $4,919 for the purchase of property and equipment. As a result, we had net cash used in investing activities of $4,919 for the period.

For the six months ended March 31, 2015, we received $30,000 as proceeds from notes payable. We received $40,517 as proceeds from long term notes payable and $574,000 as net proceeds from convertible notes. As a result, we had net cash provided by financing activities of $644,517 for the six months ended March 31, 2015.

For the six months ended March 31, 2014, we spent $53,000 on notes payable. We received $313,500 as net proceeds from convertible notes, $90,000 from common stock issued in exercise of options, and $130,000 from common and preferred stock issued for cash. As a result, we had net cash provided by financing activities of $480,500 for the six months ended March 31, 2014.

Off - Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of March 31, 2015 or September 30, 2014.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, Our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of March 31, 2015, Our internal control over financial reporting was not effective, due primarily to lack of adequate internal controls and the lack of an audit committee.  The most significant material weaknesses that led management to this conclusion are the lack of segregation of duties, and failure in the operation of controls over stock based compensation and derivative liabilities.

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

There have been no changes in internal control over financial reporting during the second quarter of the fiscal year covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as indicated below, during the quarterly period ended March 31, 2015, we have not issued any unregistered securities that have not already been disclosed in a Current Report on Form 8-K.

During the three months ended March 31, 2015, the Company issued to Asher Enterprises, Inc., a Delaware corporation (“Asher”), an aggregate total of 205,458 shares of common stock (in consideration of Asher’s multiple conversions and partial conversion of the Company’s outstanding Convertible Notes.  The total principal converted during the period was $49,318. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission. Asher has no remaining debt with the Company.

During the three months ended March 31, 2015, the Company issued to JMJ Financial (“JMJ”), an aggregate total of 3,590,000 post-split shares of common stock in consideration of JMJ’s partial conversions of the Company’s outstanding $300,000 Promissory Note dated November 13, 2013, as amended and $40,000 Eight Percent (8%) Convertible Note dated February 10, 2014.  The total principal converted during the period was $94,990. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

During the three months ended March 31, 2015, the Company issued to Magna Equities II, LLC (“Magna”), an aggregate total of 1,092,242 post-split shares of common stock in consideration of Magna’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated April 11, 2014 (initially entered into between the Company and Hanover House), in the original principal amount of $103,000.  The total principal converted during the period was $20,000. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

During the three months ended March 31, 2015, the Company issued to Union Enterprises, Inc. (“Union”), an aggregate total of 4,217,367 post-split shares of common stock in consideration of Union’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Notes dated February 5, 2015 and March 9, 2015 in the original principal amount of $25,000 and $53,879 respectively.  The total principal converted during the period was $67,660. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

During the three months ended March 31, 2015, the Company issued to Coventry Enterprises, LLC. (“Coventry”), an aggregate total of 12,900,000 post-split shares of common stock in consideration of Coventry’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated February 5, 2015 in the original principal amount of $450,000.  The total principal converted during the period was $221,300. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

During the three months ended March 31, 2015, the Company issued to Dr. Yusuf Hameed (“Hameed”), an aggregate total of 4,300,000 post-split shares of common stock in consideration of Hameed’s conversion of the Company’s outstanding Eight Percent (8%) Convertible Notes dated December 22, 2014 (for $50,000), December 31, 2014 (for $20,000) and February 10, 2015 (for $90,000) in the original principal amount totaling $160,000.  The total principal converted during the period was $160,000. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

Post March 31, 2015

On April 9, 2015, the Company issued to Union Enterprises, Inc. (“Union”), an aggregate total of 762,629 post-split shares of common stock in consideration of Union’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated March 9, 2015 in the original principal amount of $53,879.  The total principal converted during the period was $11,451. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

On April 14, 2015, the Company issued to Coventry Enterprises, LLC. (“Coventry”), an aggregate total of 8,000,000 post-split shares of common stock in consideration of Coventry’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated February 05, 2015 in the original principal amount of $450,000.  The total principal converted during the period was $100,800. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

On April 15, 2015, the Company issued to JMJ Financial (“JMJ”), an aggregate total of 1,529,169 post-split shares of common stock in consideration of JMJ’s partial conversions of the Company’s outstanding $300,000 Promissory Note dated November 13, 2013, as amended.  The total principal converted during the period was $22,937.54. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

On April 29, 2015, the Company issued to Coventry Enterprises, LLC. (“Coventry”), an aggregate total of 8,000,000 post-split shares of common stock in consideration of Coventry’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated February 05, 2015 in the original principal amount of $450,000.  The total principal converted during the period was $80,000. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

During the three months ended March 31, 2015, on the dates indicated below, the Company issued the following “unregistered” and “restricted” shares as indicated (all share figures are post-split).

Name	No. of Shares	Issuance Date	Consideration

Jeff Olweean	73,500	2-12-15	(1)
Roger Miguel	300,000	2-12-15	(2)
Moon River Studios, Inc.	10,000,000	2-12-15	(3)
Cede & Co	250	2-13-15	(4)
Nutmeg Productions, Inc.	7,083,333	2-18-15	(5)
Michael Mann	1,250,000	2-18-15	(6)
Eagle Productions, LLC	166,666,667	2-27-15	(7)

(1)	These shares were issued in consideration of services related to the Company’s acquisition of Studioplex City, LLC.
(2)	These shares were issued as consideration for management services.
(3)	These shares were issued as part consideration for the acquisition of the economic interest in the lease of 1560 acres of property in Effingham, GA, and various intellectual property rights
(4)	These shares were issued in consideration for general expenses.

(5)	These shares were issued in part consideration for the directing services of Penny Marshall re the motion picture Effa and a second motion picture yet to be determined.
(6)	These shares were issued in part consideration for management fees re Penny Marshall directing the motion picture Effa.
(7)	These share were issued in consideration of part financing the motion picture Effa.

Subsequent to the three months ended March 31, 2015, on the dates indicated below, the Company issued the following “unregistered” and “restricted” shares as indicated (all share figures are post-split).

Alex Warner	1,250,000	4-9-15	(8)
NFC Corp	1,000,000	5-11-15	(9)
Steven Bahlmann	458,716	6-01-15	(10)

(8)	These shares were issued in exchange for acquiring entertainment and potential consulting services.
(9)	These shares were issued for consulting services performed.
(10)	These shares were issued in settlement of a $10,000 debt for services performed.

These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarterly period ended March 31, 2015, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

Dated: June 2, 2015

FONU2, Inc.

/s/ Roger Miguel
June 2, 2015
Roger Miguel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger Miguel
June 2, 2015
Roger Miguel
Chief Executive Officer

/s/ Graham Bradstreet
June 2, 2015
Graham Bradstreet
Chief Financial Office

