Form 10-Q/A
period 2014-12-31
FONU2 Inc.
filed 2015-07-01
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

135 Goshen Road Ext, Suite 205

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

June 30, 2015 - Common – 239,683,331

June 30, 2015 - Preferred – 6,250

Explanatory Note

This amendment to the Form 10-Q/A for the three months ended December 31, 2014, as originally filed February 20, 2015, is being filed solely to account for a restatement of Film Production Contract as well as due to a PCAOB registration issue of our former auditor. No other changes have been made, and the document has not been updated to include events that occurred after the original filing.

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

FONU2, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2014 (Restated)	September 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$44,793	$15,643
Inventory	7,510	9,007
Prepaid expenses	10,263	31,516
Total Current Assets	62,566	56,166

PROPERTY AND EQUIPMENT, net	13,029	14,157

OTHER ASSETS
Film production contract	259,062	-
Security deposits	2,285	2,285
Total Other Assets	261,347	2,285
TOTAL ASSETS	$336,942	$72,608

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$15,342	$7,866
Accrued interest payable	30,689	32,208
Payroll and payroll tax liabilities	11,662	10,002
Derivative liability	43,568	247,880
Notes payable	89,000	19,000
Convertible notes payable, net	61,887	195,320
Related party payable	18,000	18,000
Total Current Liabilities	270,148	530,276

NON-CURRENT LIABILITIES
Notes payable	25,000	25,000
Total Non-Current Liabilities	25,000	25,000
TOTAL LIABILITIES	295,148	555,276

STOCKHOLDERS' EQUITY
Preferred stock series A; 20,000,000 shares authorized,
at $0.01 par value, -0- and -0-
shares issued and outstanding, respectively	-	-
Preferred stock series B; 20,000,000 shares authorized,
at $0.01 par value, 6,250 and -0-
shares issued and outstanding, respectively	6	-
Common stock; 2,000,000,000 shares authorized,
at $0.001 par value, 2,703,924 and 312,284
shares issued and outstanding, respectively	2,704	312
Additional paid-in capital	40,871,071	39,918,053
Deficit accumulated during the development stage	(40,831,987)	(40,401,033)
Total Stockholders' Equity	41,794	(482,668)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$336,942	$72,608

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

FONU2, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31,
	2014 (Restated)	2013
OPERATING ACTIVITIES
Net income (loss)	$(430,954)	$208,132
Adjustments to reconcile loss to cash flows from operating activities:
Depreciation	1,128	1,128
Amortization of debt discount	98,904	89,320
Gain on derivative liability	239,826	(673,835)
Stock-based compensation	14,739	-
Gain on settlement of debt	(2,090)	(5,719)
Changes in operating assets and liabilities
Inventory	1,497	-
Prepaid expenses	21,344	70,274
Accounts payable & accrued liabilities	14,756	2,208

Net Cash Used in Operating Activities	(40,850)	(308,492)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(4,919)

Net Cash Used in Investing Activities	-	(4,919)

FINANCING ACTIVITIES
Cash received on convertible notes payable	70,000	-
Repayments on convertible notes payable	-	(53,000)
Cash received on notes payable	-	195,000
Common stock issued on exercise of warrants	-	90,000
Common and preferred stock issued for cash	-	130,000

Net Cash Provided by Financing Activities	70,000	362,000

NET INCREASE (DECREASE) IN CASH	29,150	48,589

CASH AT BEGINNING OF YEAR	15,643	54,197

CASH AT END OF YEAR	$44,793	$102,786

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING ACTIVITIES:
Common stock issued for convertible notes payable and other debts	$237,477	$-
Write off of derivative liability into additional paid in capital	$444,138	$-
Preferred stock issued in acquisition of subsidiary	$259,062	$-

The accompanying notes are an integral part of these unaudited financial statements.

FONU2, INC. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2014

(Restated and Unaudited)

NOTE 1 – RESTATEMENT OF FILM PRODUCTION CONTRACT

On December 7, 2014 the Company issued 6,250 shares of Series B preferred stock in order to complete the acquisition of Studioplex City, LLC. The shares were valued at $400.00 per share. The sole asset of Studioplex City, LLC was a two picture deal with the director Penny Marshall.

Previously this Film Production Contract was accounted for at the full value of $2,500,000.

These preferred shares carried super voting rights of 500 per share i.e. 1,250,000,000 votes. At the date of the transaction 659,608,217 (pre-split) common stock was issued, trading at $0.0006. Therefore the Company had a market capitalization of $395,765 and the Preferred Stock Series B had 65% of voting rights in the Company.

Accordingly the Company, has recognized a correction of the value of the film assert to 65% of the value of the Company i.e. $259,062. Additional Paid In Capital has similarly been reduced by $2,240,938 being the amount of the write down.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

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

NOTE 3 – GOING CONCERN

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE (Continued)

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

NOTE 5 - NOTES PAYABLE

As of December 31, 2014 and September 30, 2014, the Company had total of $114,000 and $44,000 in outstanding notes payable respectively.

			December 31, 2014			September 30, 2014
Notes Payable	Note Date	Maturity Date	Face value	Discount	Net	Face value	Discount	Net
Current
Loan # 1	5/1/2012	Demand	19,000	-	19,000	19,000	-	19,000
Loan # 2	12/22/2014	12/22/2015	50,000	-	50,000	-	-	-
Loan # 3	12/31/2014	12/31/2015	20,000	-	20,000	-	-	-

Long-Term
Loan # 4	8/26/2014	8/25/2017	25,000	-	25,000	25,000	-	25,000
			114,000	-	114,000	44,000	-	44,000

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

NOTE 6 – RELATED PARTY NOTES PAYABLE

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

NOTE 9 – EQUITY ACTIVITY

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

On December 7, 2014 the Company issued 6,250 shares of Series B preferred stock in order to complete the acquisition of Studioplex City, LLC. The shares were valued at $400.00 per share. These preferred shares carried super voting rights of 500 per share i.e. 1,250,000,000 votes. At the date of the transaction 659,608,217 (pre-split) common stock was issued, trading at $0.0006. Therefore the Preferred Stock Series B had 65% of the voting rights in the Company.

Reverse Stock-Split

On December 22, 2014 the Company authorized a reverse-split of its outstanding common stock on a one-share-for-400-shares basis. All references to common stock in these financial statements have been retroactively restated so as to account for the effects of this reverse-split.

NOTE 10 – ACQUISITION OF STUDIOPLEX CITY, LLC

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

Accordingly, the value of the film asset has been recorded at $259,062, being 65% of the then market capitalization of the Company.

NOTE 11 – SUBSEQUENT EVENTS

On February 10, 2015 the Company entered into a Lease Purchase and Assignment Agreement with Medient Studios, Inc (a/k/a Moon River Studios) whereby the Company purchased a land lease relating to property predominantly in Effingham County, GA, along with various other assets of Medient. As consideration for this purchase, the Company agreed to issue ten million shares of the Company’s common stock, and the Company’s assumption of $10,000,000 of Medient liabilities.

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

On February 12, 2015, the Company acquired the worldwide distribution rights for the movie Yellow.  The movie is written and directed by Nick Cassavetes ( The Notebook, The Other Woman…), and stars Heather Wahlquist ( Alphadog, The Notebook… ), Sienna Miller ( American Sniper, Foxcatcher… ), Melanie Griffith ( Working Girl, Bonfire of the Vanities… ), Ray Liotta ( Goodfellas , Terminator 2… ) and others.

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

The Company is delinquent in meeting its payroll tax obligations and is working to correct this as soon as possible.

ITEM 6. EXHIBITS

Exhibit 31*	-	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	-	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**		XBRL Instance Document

101.SCH**		XBRL Taxonomy Extension Schema Document

101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**		XBRL Taxonomy Extension Label Linkbase Document

101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: June 30, 2015	FONU2, Inc.

/s/ Roger Miguel
June 30, 2015
Roger Miguel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger Miguel
June 30, 2015
Roger Miguel
Chief Executive Officer

/s/ Graham Bradstreet
June 30, 2015
Graham Bradstreet
Chief Financial Officer

/s/ Jake Shapiro
June 30, 2015
Chairman of the Board

