Form 10-Q
period 2015-06-30
FONU2 Inc.
filed 2015-08-10
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 000-49652

FONU2 Inc.

(Exact name of registrant as specified in its charter)

Nevada	65-0773383
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

August 7, 2015 - Common – 241,833,331

August 7, 2015 - Preferred – 6,250

FONU2, INC.

FORM 10-Q

For the quarterly period ended June 30, 2015

2

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

The financial statements of the registrant required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence below, together with related notes. In the opinion of management, the financial statements fairly present the financial condition of the registrant.

FONU2, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	30-Jun	30-Sep
	2015	2014
	(Unaudited)
	$	$
ASSETS
CURRENT ASSETS
Cash and Bank	178,888	5,143
Prepaid Expenses	12,285	31,516
Assets from Discontinued Operations	-	35,949
Total Current Assets	191,173	72,608

FIXED ASSETS
Site Development	210,865	-
Land Lease	4,996,787	-
Computer Equipment & Software (Net)	8,713	-
Furniture & Fittings (Net)	9,778	-
Total Fixed Assets	5,226,143	-

OTHER ASSETS
Film Assets	1,558,137	-
Security Deposits	6,500	-
Debt Issuance Costs	61,809	-
Total Other Assets	1,626,446	-
TOTAL ASSETS	7,043,762	72,608

LIABILITIES and STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts Payable & Accrued Expenses	205,138	7,866
Accrued Interest Payable	40,722	32,208
Payroll & Payroll Tax Liabilities	15,002	10,002
Capital Lease Obligation	507,777	-
Derivative Liability	2,190,156	247,880
Notes Payable (Net)	354,711	19,000
Convertible Notes Payable (Net)	411,607	195,320
Notes Payable - Related Party	18,000	18,000
Make Whole Provision Liability	333,333	-
Total Current Liabilities	4,076,446	530,276

NON - CURRENT LIABILITIES
Notes Payable	25,000	25,000
Capital Lease Obligation	4,648,465	-
Total Non-Current Liabilities	4,673,465	25,000
TOTAL LIABILITIES	8,749,911	555,276

STOCKHOLDERS' EQUITY
Preferred Stock Series A: 20,000,000 Shares Authorized; at $0.001 Par Value, -0- and -0- Shares Issued and Outstanding, respectively	-	-
Preferred Stock Series B: 20,000,000 Shares Authorized; at $0.001 Par Value, 6,250 and -0- Shares Issued and Outstanding, respectively	6	-
Common Stock: 2,000,000,000 Shares Authorized; at $0.001 Par Value, 239,683,331 and 312,284 Shares Issued and Outstanding, respectively	239,683	312
Additional Paid-In Capital	43,608,504	39,918,053
Profit (Deficit) Accumulated	(45,554,342)	(40,401,033)
TOTAL STOCKHOLDERS' EQUITY	(1,706,149)	(482,668)
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY	7,043,762	72,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FONU2, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	$	$	$	$
REVENUES	-	-	-	-
COST OF SALES	-	-	-	-
	-	-	-	-
GROSS PROFIT

OPERATING EXPENSES
Depreciation	1,352	-	2,080	-
Product Development	-	-	34,124	-
Compensation	17,644	-	27,343	-
Professional Fees	149,641	612,157	486,952	829,794
General & Administrative	292,554	72,068	472,944	576,711
Total Operating Expenses	461,191	684,225	1,023,443	1,406,505

LOSS FROM OPERATIONS	(461,191)	(684,225)	(1,023,443)	(1,406,505)

OTHER INCOME (EXPENSES)
Interest Expense	(543,657)	(209,042)	(1,190,648)	(336,306)
Gain on Settlement of Debt	-	-	13,524	5,719
Loss on Extinguishment of Debt	-	-	(21,300)	-
Gain (Loss) on Derivative Liability	(809,409)	(342,979)	(2,561,542)	321,206
Loss on Make Whole Provision	(83,333)	-	(333,333)	-
Total Other Income (Expenses)	(1,436,399)	(552,021)	(4,093,299)	(9,381)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,897,590)	(1,236,246)	(5,116,742)	(1,415,886)
Net (Loss) Profit from Discontinued Operations	-	(51,566)	(36,567)	35,949

INCOME (LOSS) BEFORE TAXATION	(1,897,590)	(1,287,812)	(5,153,309)	(1,379,937)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	(1,897,590)	(1,287,812)	(5,153,309)	(1,379,937)

BASIC and DILUTED INCOME (LOSS PER SHARE)
Continuing Operations	(0.01)	(5.72)	(0.05)	(7.01)
Discontinued Operations	-	-	-	-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	203,882,389	225,174	103,018,832	196,933

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FONU2, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	June 30,	June 30,
	2015	2014
	$	$
OPERATING ACTIVITIES
Net Loss	(5,153,309)	(1,379,937)
Adjustments to Reconcile Loss from Cash Flows Used in Operating Activities
Depreciation	2,080	3,348
Amortization of Debt Discount	928,027	296,396
Loss (Gain) on Derivative Liability	2,561,542	(321,206)
Make Whole Provision	333,333	-
Gain due to Forgiveness of Debt	(13,524)	-
Stock Based Compensation	109,424	636,542
Loss on Settlement of Debt	21,300	-
Loss (Gain) on Default Note Payable	-	(5,719)
Amortization of Debt Issuance Costs	17,748
Original Issuance Discount	3,000
Capital Lease Accretion	159,455
Changes in Operating Assets and Liabilities
Inventory	9,007	-
Accrued Expenses	72,227	-
Prepaid Expenses and Other Current Assets	15,016	143,707
Accounts Payable	114,755	18,435
Net Cash Used in Operating Activities	(819,919)	(608,434)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(217,279)	(4,919)
Net Cash Used in Investing Activities	(217,279)	(4,919)

FINANCING ACTIVITIES
Proceeds from Notes Payable	280,000	416,500
Repayments of Notes Payable	-	(53,000)
Proceeds from Notes Payable - Long Term	78,000	-
Net Proceeds from Convertible Notes	922,000	-
Cash Paid for Debt Issuance Costs	(79,557)	-
Common and Preferred Stock Issued for Cash	-	130,000
Common Stock Issued in Exercise of Options	-	90,000
Net Cash Provided by Financing Activities	1,200,443	583,500

NET INCREASE (DECREASE) IN CASH	163,245	(29,853)

CASH AT BEGINNING OF PERIOD	15,643	54,197

CASH AT END OF PERIOD	178,888	24,344

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FONU2, INC. AND SUBSIDIARY.

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	For the Nine Months Ended
	30-Jun	30-Jun
	2015	2014
	$	$
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	-	-
Cash paid for income taxes	-	-

NON - CASH INVESTING AND FINANCING ACTIVITY
Net Present Value of Capital Lease	4,996,787	-
Write Off of Derivative Liability and Additional Paid - In Capital	2,051,908	543,857
Debt Discount from Derivative Liability	1,399,558	410,489
Conversion of Notes and Accrued Interest	915,219	181,220
Convertible Notes Assumed - Moon River Studios, Inc.	710,558	-
Stock Issued for Purchase of Film Assets	500,000	-
Preferred Stock Issued for Studioplex City, LLC	259,062	-
Shares Issued for Eagle Productions, LLC	166,667	-
Common Stock Issued to Settle Debt	100,000	-
Liabilities Assumed - Moon River Studios, Inc.	77,017	-
Reclassification of Convertible Note to Derivative	27,085	-
Note Payable Assumed by Third Party	19,000	-
Deemed Distribution - Shares Issued for Capital Lease	10,000	-
Debt Discount - Warrant Derivative	5,999	-
Common Stock Issued for Related Party Debts	-	195,719
Common Stock Issued for Settlement of Payroll Liability	-	86,000
Conversion of Accounts Payable to Notes Payable	-	12,500
Common Stock Issued in Settlement of Accounts Payable	-	14,338
Original Issuance Discount	25,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FONU2, INC. and Subsidiary

Notes to the Consolidated Financial Statements

June 30, 2015

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2014 audited financial statements.  The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the nine months ended June 30, 2015 the Company realized a net loss of $5,153,309. It used $819,919 in cash from operating activities and had a working capital deficit of $3,807,273 for the nine months ended June 30, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from high net worth and institutional investors sufficient to meet its operating expenses and seeking equity and/or debt financing for specific project financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2015 and September 30, 2014, the Company had total of $1,018,578 and $328,050 in outstanding Convertible Notes Payable respectively. As of June 30, 2015 and September 30, 2014, the Company had a total of $606,971 and $132,730 of Unamortized Debt Discount.

			June 30, 2015				September 31, 2014
			$	$	$	$	$	$	$
Note Payable Current	Note Date	Maturity Date	Face Value or O/S Amount	Principal Converted	Forgiveness of Debt	Net	Face Value or O/S Amount	Principal Converted	Ending Face Value Balance
Loan #1	11/6/2103	8/8/2014	51,560	(51,560)	-	-	128,500	(76,940)	51,560
Loan #2	11/13/2013	11/12/2015	94,990	(94,990)	-	-	94,990	-	94,990
Loan #3	1/24/2014	10/28/2014	78,500	(67,066)	(11,434)	-	78,500	-	78,500
Loan #4	4/11/2014	4/11/2015	103,000	(103,000)	-	-	103,000	-	103,000
Loan #5	12/19/2014	12/19/2015	26,000	-	-	26,000	-	-	-
Loan #6	12/31/2014	12/31/2015	20,000	(20,000)	-	-	-	-	-
Loan #7	2/5/2015	2/5/2016	100,000	-	-	100,000	-	-	-
Loan #8	2/5/2015	2/5/2016	450,000	(402,100)	-	47,900	-	-	-
Loan #9	2/6/2015	2/6/2016	25,000	(25,000)	-	-	-	-	-
Loan #10	2/17/2015	2/17/2016	35,000	-	-	35,000	-	-	-
Loan #11	3/9/2015	3/9/2016	53,880	(53,880)	-	-	-	-	-
Loan #12	3/9/2015	3/9/2016	50,000	-	-	50,000	-	-	-
Loan #13	2/19/2015	11/23/2015	43,000	-	-	43,000	-	-	-
Loan #14	3/10/2015	3/10/2016	75,000	-	-	75,000	-	-	-
Loan #15	3/12/2015	3/12/2016	75,000	-	-	75,000	-	-	-
Loan #16	3/24/2015	3/24/2016	116,678	(1,000)	-	115,678	-	-	-
Loan #17	3/24/2015	3/24/2016	50,000	-	-	50,000	-	-	-
Loan #18	3/27/2015	12/27/2015	53,000	-	-	53,000	-	-	-
Loan #19	4/9/2015	1/14/2016	38,000	-	-	38,000	-	-	-
Loan #20	4/13/2015	4/13/2016	75,000		-	75,000	-	-	-
Loan #21	4/27/2015	4/27/2016	50,000	-	-	50,000	-	-	-
Loan #22	5/7/2015	5/7/2016	55,000	-	-	55,000	-	-	-
Loan #23	5/11/2015	11/11/2015	50,000	-	-	50,000	-	-	-
Loan #24	5/20/2015	5/20/2016	50,000	-	-	50,000	-	-	-
Loan #25	6/24/2015	12/24/2015	30,000	-	-	30,000	-	-	-
TOTAL			1,848,608	(818,596)	(11,434)	1,018,578	404,990	(76,940)	328,050

Loan #1 Asher Enterprises, Inc.

On November 6, 2013 the Company entered into a Securities Purchase Agreement with an unrelated third-party entity in connection with a convertible note whereby the Company borrowed $128,500.  The note principal bears interest at a rate of eight percent per annum and will accrue interest at a rate of 22 percent per annum should the Company default.  The note principal and any unpaid accrued interest is due in full on or before August 8, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion. During the year September 30, 2014, the holder converted $76,940 of the principal into common stock. The ending balance at September 30, 2014 was $51,560. During the six months ended March 31, 2015, the lender converted $51,560 in note principal into common stock. As of June 30, 2015, the remaining principal balance of the note was $0.

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

Subsequent to the filing of the Company’s Form 10-Q for the period ended March 31, 2015, Management noted that some $33,937.54 had not been converted and thus the Company reclassified the amount back from equity to liability. During the three months ended June 30, 2015 the lender converted $33,937.54 in note principal into 1,529,169 of the Company’s common stock. As of June 30, 2015, the remaining principal balance of the note was $0.

Loan #3 Asher Enterprises, Inc.

On January 24, 2014 the Company entered into a Securities Purchase Agreement with an unrelated third-party entity in connection with a convertible note whereby the Company borrowed $78,500.  The note principal bears interest at a rate of eight percent per annum and will accrue interest at a rate of 22 percent per annum should the Company default.  The note principal and any unpaid accrued interest is due in full on or before October 28, 2014.  The note is convertible at the option of the holder at any point at least 180 days from the note date at a 42 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  As of September 30, 2014 the full principal balance $78,500, along with accrued interest of $4,284, remained outstanding. During the three months ended December 31, 2014, the lender converted $62,235 in note principal into 854,563 shares of common stock. As of December 31, 2014, the remaining principal balance of the note was $16,265, with $5,240 in accrued interest. During the three months ended March 31, 2015, the lender converted $4,831 in note principal into common stock. The remaining balance of $11,434 was written off by the lender, along with interest of $2,090. The Company accounted for this as gain on forgiveness of debt. As of June 30, 2015, the remaining principal balance of the note was $0.

Loan #4 Hanover Holdings, LLC

On April 11, 2014 the Company entered into a convertible promissory note with an unrelated third party, wherein the Company borrowed $103,000. The principal accrues interest at a rate of eight percent per annum and is due in full on April 11, 2015.  The note is convertible at the option of the holder at any point after the note date at a 40 percent discount to the average of the three lowest closing prices during the ten day period prior to conversion.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability when the conversion option became effective after the note date due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  As of September 30, 2014 the principal balance on this note remained at $103,000. During the three months ended December 31, 2014, the lender converted $83,000 in note principal into 816,778 shares of common stock. As of December 31, 2014 the remaining principal balance on the note was $20,000, with $1,336 in accrued interest. During the three months ended March 31, 2015, the lender converted $20,000 in note principal into 1,092,242 of the Company’s common stock. During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015, the remaining principal balance of the note was $0.

Loan #5 Union Capital, LLC

On December 19, 2014 the Company entered into a convertible note with an unrelated third party. Pursuant to the terms of the note, the Company borrowed $26,000 from the lender. The principal accrues interest at a rate of eight percent per annum and is due in full on December 19, 2015.  The Company did not assume the debt until February 5, 2015 and as such the note was not convertible until this date.  The note is immediately convertible at a 45 percent discount to the lowest closing bid price in the 10 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The note was drawn in the three months ended March 31, 2015. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $26,000.

Loan #6 Dr. Yusuf Hameed

On December 31, 2014 the Company entered into a Convertible Redeemable Note Agreement with an unrelated third party. Pursuant to the terms of the note, the Company borrowed $20,000 from the lender, which accrues interest at a rate of eight percent per annum, and is due on December 31, 2015. The note is convertible 6 months from the date of the agreement at a conversion price of $0.0001 - The note shall immediately convert upon the earlier of (a) a reverse split being effective or (b) an increase in authorized shares. Prior to six months from the date of the agreement, the Company had a reverse split which caused the note to become convertible. On the February 8, 2015, the Company recognized $27,085 as derivative liability and reclassified the convertible note to derivative as this note is tainted due to the other derivative convertible instruments. During the period ended March 31, 2015 the lender converted $20,000 of the note principal into the Company’s 500,000 shares of common stock. The Company and lender negotiated an early settlement on February 14, 2015 on the conversion terms. The Company evaluated the note for debt extinguishment and concluded that this note does not qualify as it is considered to be a derivative under ASC 815-15. As of June 30, 2015 the remaining principal balance on this note was $0.

Loan #7 Coventry Enterprises, LLC

On February 5, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $100,000. The principal accrues interest at a rate of eight percent per annum and is due in full on February 5, 2016.  The note is immediately convertible at a 45 percent discount to the lowest closing bid price in the 20 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $100,000.

Loan #8 Coventry Enterprises, LLC

On February 5, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company assumed $450,000 of debt of Medient Studios, Inc. in respect of the distribution agreement for the movie Yellow entered on February 12, 2015. The principal accrues interest at a rate of eight percent per annum and is due in full on February 5, 2016.  The note is immediately convertible at a 45 percent discount to the lowest closing bid price in the 20 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended March 31, 2015 the lender converted $221,300 of the note principal into 12,900,000 of the Company’s common stock. During the period ended June 30, 2015 the lender converted $180,800 of the note principal into 16,000,000 of the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $47,900.

Loan #9 Union Capital, LLC

On February 6, 2015 the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $25,000 that was used to settle the Olweean demand note (see below). The principal accrues interest at a rate of eight percent per annum and is due in full on February 6, 2016.  The note is immediately convertible at a 45 percent discount to the lowest closing bid price in the 10 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended June 30, 2015 the lender converted $25,000 of the note principal into 1,618,559 shares of the Company’s common stock.   As of June 30, 2015 the remaining principal balance on this note was $0.

Loan #10 Magna Securities, LLC

On February 17, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $35,000. The principal accrues interest at a rate of eight percent per annum and is due in full on February 17, 2016.  The note is immediately convertible at a 40 percent discount to the lowest trading price in the five trading days prior to conversion notice.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $35,000.

Loan #11 Union Capital, LLC

On March 9, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company assumed $53,880 of debt of Medient Studios, Inc. in respect of the distribution agreement for the movie Yellow entered on February 12, 2015. The principal accrues interest at a rate of eight percent per annum and is due in full on March 9, 2016.  The note is immediately convertible at a 39 percent discount to the lowest trading price in the 5 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended June 30, 2015 the lender converted $53,880 of the note principal into 3,283,903 of the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $0.

Loan #12 Union Capital, LLC

On March 9, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $50,000. The principal accrues interest at a rate of eight percent per annum and is due in full on March 9, 2016.  The note is immediately convertible at a 39 percent discount to the lowest trading price in the 5 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $50,000.

Loan #13 Vis Vires Group, Inc.

On February 19, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $43,000. The principal accrues interest at a rate of eight percent per annum and is due in full on November 23, 2015.  The note is convertible after 180 days at a 50 percent discount to the average of the three lowest trading prices in the 30 trading days prior to conversion notice.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $43,000.

Loan #14 Coventry Enterprises, LLC

On March 10, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $75,000. The principal accrues interest at a rate of eight percent per annum and is due in full on March 10, 2016.  The note is immediately convertible at a 45 percent discount to the lowest closing bid price in the 20 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $75,000.

Loan #15 LG Capital Funding, LLC

On March 12, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $75,000. The principal accrues interest at a rate of eight percent per annum and is due in full on March 12, 2016.  The note is immediately convertible at a 39 percent discount to the lowest trading price in the 15 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $75,000.

Loan #16 Union Capital, LLC

On March 24, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company assumed $116,678 of debt of Medient Studios, Inc. in respect of the distribution agreement for the movie Yellow entered on February 12, 2015. The principal accrues interest at a rate of eight percent per annum and is due in full on March 24, 2016.  The note is immediately convertible at a 39 percent discount to the lowest trading price in the five trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended June 30, 2015 the lender converted $1,000 of the note principal into 65,775 of the Company’s common stock. As of June 30, 2015 the remaining principal balance on this note was $115,678.

Loan #17 Union Capital, LLC

On March 24, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $50,000. The principal accrues interest at a rate of eight percent per annum and is due in full on March 24, 2016.  The note is immediately convertible at a 39 percent discount to the lowest trading price in the five trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock. As of June 30, 2015 the remaining principal balance on this note was $50,000.

Loan #18 Carebourn Capital, LP

On March 27, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $53,000, with original issuance discount of $3,000 recorded as expense. The principal accrues interest at a rate of 12 percent per annum and is due in full on December 27, 2015.  The note is convertible after 90 days at a 40 percent discount to the average of the lowest three days trading price in the 10 trading days prior to conversion date.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $53,000.

Loan #19 Vis Vires Group, Inc.

On April 9, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $38,000. The principal accrues interest at a rate of eight percent per annum and is due in full on January 14, 2016.  The note is convertible after 180 days at a 40 percent discount to the average of the three lowest trading prices in the 30 trading days prior to conversion notice.  The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $38,000.

Loan #20 Coventry Enterprises, LLC

On April 13, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $75,000. The principal accrues interest at a rate of eight percent per annum and is due in full on April 13, 2016.  The note is immediately convertible at a 45 percent discount to the lowest closing bid price in the 20 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $59,016, net of debt discount of $15,984.

Loan #21 Coventry Enterprises, LLC

On April 27, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $50,000. The principal accrues interest at a rate of eight percent per annum and is due in full on April 27, 2016.  The note is immediately convertible at a 45 percent discount to the lowest closing bid price in the 20 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $41,257, net of debt discount of $8,743.

Loan #22 JDF Capital, LLC

On May 7, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $55,000. The principal accrues interest at a rate of eight percent per annum and is due in full on May 7, 2016.  The note is convertible at any time after the required 144 holding period at a 40 percent discount to the lowest closing bid price in the 5 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $55,000.

Loan #23 HGT Capital, LLC

On May 11, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $50,000. The principal accrues interest at a rate of ten percent per annum and is due in full on November 11, 2015 The note is convertible after maturity at a 38 percent discount to the average lowest 3 closing bid price in the 20 trading days prior to conversion. The note will accrue interest at a rate of 22 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $50,000.

Loan #24 Coventry Enterprises, LLC

On May 20, 2015, the Company entered into a convertible note with an unrelated third party whereby the Company borrowed $50,000. The principal accrues interest at a rate of eight percent per annum and is due in full on May 20, 2016.  The note is immediately convertible at a 45 percent discount to the lowest closing bid price in the 20 trading days prior to conversion notice.  The note will accrue interest at a rate of 24 percent per annum should the Company default. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $50,000.

Loan #25 JMJ Financial

On June 24, 2015 the Company drew down upon an existing promissory note with an unrelated third party whereby the Company agreed to borrow $30,000. The note is due in full on December 24, 2015. The note is exempt from interest for the 90 days after the note date; after 90 days the unpaid principal balance shall accrue interest at a rate of 12 percent per annum.  The note will become convertible into shares of the Company’s common stock on December 21, 2015 at a conversion price of 60 percent of the lowest trade price in the 25 trading days previous to the conversion. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.  During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $30,000.

During the period ended June 30, 2015, the Company recorded $1,399,558 new debt discounts and amortized a total $925,317 to interest expense, leaving total unamortized debt discounts of $606,971 as of June 30, 2015.

NOTE 4 – NOTES PAYABLE

As of June 30, 2015 and September 30, 2014, the Company had total of $383,000 and $19,000 in outstanding Notes Payable respectively. The unamortized debt discount as of June 30, 2015 and September 30, 2014 are $28,289 and $0, respectively.

Note Payable	Note	Maturity	$ Face Value or O/S	June 30,	September 30,
Current	Date	Date	Amount	2015	2014
				$	$

Loan #1	5/1/2012	Demand	-	-	19,000
Loan #2	12/22/2014	12/22/2015	-	-	-
Loan #3	2/10/2015	9/5/2015	-	-	-
Loan #4	1/19/2015	9/23/2015	30,000	30,000	-
Loan #5	4/29/2015	4/29/2016	78,000	78,000	-
Loan #6	6/4/2015	5/29/2016	275,000	275,000	-
TOTAL			383,000	383,000	19,000

Loan #1 Jeffrey Olweean

On May 1, 2012 the Company entered into a loan agreement with an unrelated third party. The note principal bears interest at a rate of 10 percent per annum and due on demand. At September 30, 2014 the entire $19,000 principal balance remained outstanding, along with $3,800 in accrued interest. As of December 31, 2014 accrued interest on the note totaled $4,758. On February 5, 2015 this note was settled for $25,000 with another note. See Loan #9 in Note 3. As of June 30, 2015 the remaining principal balance on this note was $0.

Loan #2 Dr. Yusuf Hameed

On December 22, 2014 the Company entered into a Convertible Redeemable Note Agreement with an unrelated third party. Pursuant to the terms of the note, the Company borrowed $50,000 from the lender, which accrues interest at a rate of eight percent per annum, and is due on December 22, 2015. The note is convertible at the option of the lender at any time after 6 months from the date of the agreement. The note shall immediately convert upon the earlier of (a) a reverse split being effective or (b) an increase in authorized shares, at the lower of 70 percent of the thirty-day volume weighted average trading price of the Company’s common stock, or $0.0003 per share (on a pre-reverse split basis). During the period ended March 31, 2015 the lender converted $50,000 of the note principal into 1,550,000 shares of the Company’s common stock. The Company and lender negotiated an early settlement on February 14, 2015 of the conversion terms. The Company fair valued the shares issued using the market price on date of settlement that was $0.046 or $71,300 and recorded a loss on settlement of debt of $21,300.  As of June 30, 2015 the remaining principal balance on this note was $0.

Loan #3 Dr. Yusuf Hameed

On February 10, 2015 the Company assumed a Convertible Redeemable Note with an unrelated third party. The debt was owed by Medient Studios, Inc. and was assumed in respect of the capital lease purchase from the IDA on February 10, 2015. Pursuant to the terms of the note, the Company borrowed $90,000 from the lender, which accrues interest at a rate of eight percent per annum, and is due on September 5, 2015. The note is convertible 30 days from the date of the note at price of the lower of (a) 30 day VWAP for 30 days subsequent to reverse stock split or $0.000175. During the period ended March 31, 2015 the lender converted $90,000 of the note principal into 2,250,000 shares of the Company’s common stock. The Company and lender negotiated an early settlement on February 14, 2015 of conversion terms. The Company evaluated the note for debt extinguishment and concluded that this note does not qualify as it is considered to be a derivative under ASC 815-15. As of June 30, 2015 the remaining principal balance on this note was $0.

Loan #4 Ultimate Impressions, LLC dba ULT Consulting

On January 19, 2015, the Company entered into a promissory note with an unrelated third party whereby the Company issued a Note to a supplier in settlement of outstanding invoices in a reduced amount of borrowed $30,000. The principal accrues interest at a rate of 0 percent per annum and is due in full on September 23, 2015. During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $30,000.

Loan #5 Robinson Belaustegui Sharp & Low

On February 17, 2015 the Company entered into a $40,517 promissory note with an unrelated third party, which was assumed from Medient Studios, Inc.  The promissory note bears no interest per annum, due 36 months after date of issuance.

On April 29, 2015 the Company entered into a $78,000 promissory note (assumed from Medient Studios), with an unrelated third party that replaced the $40,517 promissory note, with additional borrowing of $37,483. The promissory note bears no interest per annum and is due no later than April 29, 2016. As of June 30, 2015, the amount of principal outstanding was $78,000.

The Company analyzed the modification of the term for the $40,517 note under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is substantial and the transaction should be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate. The Company also determined that the fair value of the new debt is the same as the fair value of the old debt. Thus no gain or loss was recognized upon the extinguishment.

Loan #6 SBI Investments, LLC

On June 4, 2015, the Company issued and SBI Investments LLC, 2014-1 (“SBI”) purchased an Original Issue Discount 5% Secured Promissory Note (the “Note”). Additionally, the Company issued Common Stock Purchase Warrants to SBI for 500,000 shares of common stock exercisable at $0.015 per share for a three (3) year period. The Company analyzed the attached warrants for derivative accounting consideration under ASC 815-15 “derivatives and Hedging” and determined that the derivative instrument should be classified as a liability, since the warrants became tainted by the convertible notes. The debt discount originated from the warrants derivative is determined to be $5,999.

The Note has a face amount of $275,000 and was purchased for $250,000, bears interest at five (5%) percent per annum, and is paid over four quarters beginning August 29, 2015, with a final payment of all remaining principal, accrued interest and any fees then due on May 29, 2016. Any overdue principal bears interest at twenty-two (22%) per annum. The payment of the Note is secured by the pledge by Mr. Jake Shapiro, Chairman of the Company, of 1,875 shares of the Company’s Series B Convertible Preferred Stock owned by Mr. Shapiro. The Note is not convertible.

Upon the occurrence of certain Events of Default in the Note, including but not limited to:  (i) the failure to make a principal or interest payment; (ii) the Company’s breach of any material covenant, representation or warranty with respect to the Note or other agreement with SBI; (iii) the appointment of a receiver or trustee for the Company, or the commencement of a bankruptcy, liquidation or insolvency proceeding; (iv) the default by the Company under other debt instruments; or (v) the change of control of the Company, the Note becomes immediately due and payable and the Company shall pay to SBI 125% of the sum of the then outstanding principal on the Note, together with default interest.

SBI has represented to the Company that it is an “accredited investor” as defined in Rule 501(a) of Regulation D of the Securities and Exchange Commission.

During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015 the remaining principal balance on this note was $275,000.

During the period ended June 30, 2015, the Company recorded $30,999 new debt discount, and amortized a total of $2,710 to interest expense, leaving total unamortized debt discounts of $28,289 as of June 30, 2015.

NOTE 5 – NOTES PAYABLE - LONG TERM

As of June 30, 2015 and September 30, 2014, the Company had total of $25,000, and $25,000 in outstanding Notes Payable – Long Term respectively.

Note Payable		Maturity	June 30,	September 30,
Current	Note Date	Date	2015	2014
			$	$

Loan #1	8/26/2014	8/27/2017	25,000	25,000
TOTAL			25,000	25,000

Loan #1 Ira Williams- long term convertible note

On August 26, 2014 the Company entered into a $25,000 convertible debenture note agreement with an unrelated third party. The note accrues interest at a rate of 12 percent per annum and is due on August 25, 2017.  Pursuant to the terms of the note, the principal can be converted into shares of the Company’s common stock, at the option of the lender, at any time after six months and up to one year from the note date at a 20 percent discount to the market price of the shares.  The discount will be 25 percent if converted between one and two years, and will be 30 percent if converted after two years.  The maximum conversion price will be $0.50 per share.  During the period ended June 30, 2015 the lender converted $0 of the note principal into the Company’s common stock.  As of June 30, 2015, the entire principal balance remained outstanding and accrued interest on the note totaled $26,027

NOTE 6 – RELATED PARTY NOTES PAYABLE

Loan #1 Robert Lees

On August 5, 2014 the Company borrowed $18,000 from a former related party in the form of a note payable.  The note accrues interest at a rate of 12 percent per annum, is unsecured, and is due on demand.

As of June 30, 2015 and September 30, 2014, the Company had a total of $18,000 and $18,000 in outstanding Related Party Notes Payable respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as June 30, 2015.

September 30, 2014

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability	--	--	247,880	247,880

June 30, 2015

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability	--	--	2,190,156	2.190,156

NOTE 8 – DERIVATIVE INSTRUMENTS

During the years ended September 30, 2013 and 2014, and the nine months ended June 30, 2015, the Company issued debt instruments that were convertible into common stock at discounts to closing prices during various preceding trading day period priors to conversion. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settleable instruments must also be classified as liabilities, resulting in a liability for conversion options on 500,000 Common Stock Purchase Warrants issued during June, 2015. A debt discount of $1,405,557 was recorded as a result of these derivative liabilities, $928,027 was amortized into interest expense for the nine months ended June 30, 2015.

During the period ended June 30, 2015, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

The following table summarizes the changes in the derivative liabilities during the period ended June 30, 2015:

Ending balance as of September 30, 2014	$247,880
Debt discount	1,405,557
Reclassification of convertible note to derivative	27,085
Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(2,051,908)
Loss on change in fair value	2,561,542
Ending balance as of June 30, 2015	$2,190,156

The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 174-1271%, risk free rate of 0.02-1.07% and an expected term of 0.08 to 3.04 years.

NOTE 9 – EQUITY ACTIVITY

Common Stock

During the nine months ended June 30, 2015, the Company issued and aggregate of 45,240,647 of common stock upon the conversion and partial conversion of $915,219 in convertible debts and notes payable, including interest. In addition, the Company issued an aggregate of 6,332,216 of common stock for $109,424 in services rendered, an aggregate of 10,000,000 of common stock valued at $0 for part consideration of the acquisition of the economic interest in the lease of 1560 acres of property in Effingham, GA, and various intellectual property rights. The Company issued a further 8,333,333 of common stock for $500,000 in part consideration for the directing services of Penny Marshall re the motion picture Effa and a second motion picture to be determined. The Company issued a further 166,666,667 of common stock valued at $0 in consideration of part financing the motion picture Effa. The Company also cancelled 1,816 of common stock. The Company also issued a total of 2,800,000 shares of common stock for settlement of $100,000 liability. A loss of $21,300 was recognized on the settlement.

During the nine months ended June 30, 2015, on the dates indicated below, the Company issued the following “unregistered” and “restricted” shares as indicated (all share figures are post-split).

Name	No. of Shares		Issuance Date	Consideration
Jake Shapiro	6,250	(Preferred)	12/8/14	(1)
Jeff Olweean	73,500		2/12/15	(2)
Roger Miguel	300,000		2/12/15	(3)
Moon River Studios, Inc.	10,000,000		2/12/15	(4)
Nutmeg Productions, Inc.	7,083,333		2/18/15	(5)
Michael Mann	1,250,000		2-18-15	(6)
Eagle Productions, LLC	166,666,667		2-27-15	(7)
Alex Warner	1,250,000		4/9/15	(8)
NFC Corp.	1,000,000		5/11/15	(9)
Steven Bahlmann	458,716		6/1/15	(10)
Benchmark Advisors	2,000,000		6/15/15	(11)
FMW Media	2,500,000		6/16/15	(12)

(1)	These shares were issued as consideration for the Studioplex City LLC acquisition.

(2)	These shares were issued in consideration of services related to the Company’s acquisition of Studioplex City, LLC.

(3)	These shares were issued as consideration for management services.

(4)	These shares were issued as part consideration for the acquisition of the economic interest in the lease of 1560 acres of property in Effingham, GA, and various intellectual property rights

(5)	These shares were issued in part consideration for the directing services of Penny Marshall re the motion picture Effa and a second motion picture yet to be determined.

(6)	These shares were issued in part consideration for management fees re Penny Marshall directing the motion picture Effa.

(7)	These share were issued in consideration of part financing the motion picture Effa.

(8)	These shares were issued in exchange for acquiring entertainment and potential consulting services.

(9)	These shares were issued for consulting services performed.

(10)	These shares were issued in settlement of a $10,000 debt for previously rendered services for Moon River Studios, Inc.

(11)	These shares were issued in exchange for consulting services.

(12)	These shares were issued in exchange for consulting services.

These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On December 7, 2014, the Company issued 6,250 shares of Series B preferred stock in order to complete the acquisition of Studioplex City, LLC. The shares were valued at $400.00 per share. The shares were issued to Mr. Jake Shapiro who was subsequently appointed Chairman of the Company. The sole asset of Studioplex City, LLC was a two picture deal with the director Penny Marshall. These preferred shares carried super voting rights of 500 per share i.e. 3,125,000 votes. At the date of the transaction 659,608,217 (pre-split) common stock was issued, trading at $0.0006. Therefore the Company had a market capitalization of $395,765 and the Preferred Stock Series B had 65% of voting rights in the Company. Accordingly, the value of the film asset has been recorded at $259,062, being 65% of the then market capitalization of the Company. As of the filing date, these shares represent 1.3% of voting rights in the Company.

Reverse Stock-Split

On December 22, 2014 the Company authorized a reverse-split of its outstanding common stock on a one-share-for-400-shares basis. All references to common stock in these financial statements have been retroactively restated so as to account for the effects of this reverse-split.

Common Stock Rights and Warrants

During June 2015, in conjunction with the issuance of a $275,000 Note Payable, The Company granted 500,000 warrants to purchase common stock at an exercise price of $0.015 per share for three years. The warrants were valued using the Black-Scholes option pricing model at a fair value of $0.01 per share, resulting in $5,999 being recorded as debt discount, which is being amortized to interest expense.

The Company analyzed the Common Stock Purchase Warrants for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that they contain a derivative instrument classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement.

The following table summarizes the warrants outstanding and associated activity for the period ended June 30, 2015:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life
Warrants exercisable at September 30, 2014:	-	$0.0	-
Granted	500,000	0.015	3.00
Exercised	-	-	-
Expired	-	-	-
Warrants exercisable at June 30, 2015	500,000	0.015	2.92

The warrants were valued at using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$0.012
Exercise price	$0.015
Expected time to exercise	3 years
Risk free interest rate	0.98%
Volatility	448%
Expected forfeiture rate	0.00%

The outstanding warrants have an intrinsic value of $2,500 as of June 30, 2015.

NOTE 10 - CAPITAL LEASE

On February 10, 2015 the Company entered into a Lease Purchase and Assignment Agreement with Moon River Studios, Inc., (“Moon River”) formerly known as Medient Studios, Inc. (“Medient”) whereby the Company purchased a land lease (“Lease”) relating to property predominantly in Effingham County, GA, along with various other assets of Moon River, including the name “Moon River Studios”. Mr. Jake Shapiro, Chairman of the Company was formerly the Chief Executive Officer of Medient. As consideration for this purchase, the Company agreed to the issuance of ten million shares of the Company’s common stock, payment for registering the shares, plus the Company’s assumption of $10,000,000 of Medient liabilities under the terms of the Lease.

The Company has accounted for the value of the lease as the net present value of $4,996,787 of the capital lease obligation.

The discount rate used in calculating the net present value of the minimum lease payments was The Company’s weighted average cost of capital of 8.6%.

A discount accretion of $159,455 and $0 has been recorded in the nine months ended June 30, 2015 and 2014 respectively, relative to the present value of the minimum lease payments.

Accordingly, the capital lease obligation as at June 30, 2015 is $5,156,242.

The Lease Agreement was entered on August 21, 2013, with the Effingham County Industrial Development Authority (the “IDA”). Under the Lease, approximately 1,560 acres of land located predominantly within Effingham County, Georgia (“Property”) was leased. The Lease is effective from August 21, 2013 through July 1, 2033. No interest is payable and no payments are due for the first two years, with the total rent of $10 million being paid in 18 equal annual installments, commencing February 28, 2016. The Company is obligated to pay additional rent if it does not achieve the specified goals of $90 million in investment and 527 jobs on or before the end of year 5 (five). During the five year period there are also a number of mutually agreed milestones to be met. If not met the Company will be subject to various default provisions. At the end of the Lease, the Company has the option to purchase the Property for $100. The Lease has been accounted for as a capital lease and the net present value of the minimum lease payments under the Lease is $4,996,787 million as at June 30, 2015.

NOTE 11 – FILM ASSETS

On February 12, 2015, the Company acquired the worldwide distribution rights for the movie Yellow from Medient Studios, Inc. Mr. Jake Shapiro, Chairman of the Company was formerly the Chief Executive Officer of Medient Studios, Inc. Under terms of the agreement, the Company will receive, in addition to a profit share, a 10% (ten percent) distribution fee, and a 20% (twenty percent) return on all funds expended associated with the acquisition of the rights, print and advertising, marketing, and other expenses associated with the release of the movie. As consideration, the Company has committed to provide these costs and fees, along with the assumption of various costs and liabilities costs associated with the movie. Costs assumed to June 30, 2015 totaled $787,575. Included within this amount is an account payable in the amount of $23,689 owing to Ms. Megan Murphy by Medient Studios, Inc. The Company will, from time to time, advance miscellaneous funds on behalf of Moon River Studios Inc’s expenses, and will recoup such funds from the exploitation of the movie.

Under an option agreement with the writers of the script for the movie Effa the Company has paid $8,000 for an 18-month option to finance, produce and exploit the rights in the movie. The Company has the right to extend the option at the end of the initial 18 months for a further 12 months for a further payment of $8,000. A further $3,500 was expended relating to consultancy services in respect of the movie.

During the quarter ended December 31, 2014 the Company acquired Studioplex City, LLC, the sole asset of which was a two picture deal with director Penny Marshall.

The Company acquired Studioplex City, LLC with the issuance of 6,250 shares of Series B preferred stock. The shares were issued to Mr. Jake Shapiro, who was subsequently appointed Chairman of the Company. The shares were valued at $400.00 per share. At the time of the acquisition the Company had a market valuation of $359,765. Upon closing of the transaction the Series B preferred stock had 65% voting control of the Company. Accordingly the Company has valued the Film Asset as 65% of the value of the Company i.e. $259,062. As of the filing date, these shares represent 1.3% of voting rights in the Company.

NOTE 12 - SITE DEVELOPMENT COSTS

On February 10, 2015, the Company entered into a Lease Purchase and Assignment Agreement with Moon River Studios, Inc., (“Moon River”) formerly known as Medient Studios, Inc. (“Medient”) whereby the Company purchased a land lease (“Lease”) relating to property predominantly in Effingham County, GA, along with various other assets of Moon River, including the name “Moon River Studios” As consideration for this purchase, the Company agreed to the issuance of ten million shares of the Company’s common stock, payment for registering the shares, plus the Company’s assumption of $10,000,000 of Medient liabilities under the terms of the Lease.

The Company is developing this property with a view to building a motion picture studio. During the nine months ended June 30, 2015, the Company has expended $210,865 on site development costs, including but not limited to architects, and civil engineers etc.

The milestones and dates completed include:

Milestone	Completion Date
Survey for Water Line	April 2, 2015
Updated Master Plan (submission)	April 13, 2015
Survey for Spine Road	April 15, 2015
Engineering Design for Water Line (submission)	April 16, 2015
Topo Survey for Studio Site (57 + acres)	May 13, 2015
Septic System Drain Field Survey (3+ acres)	June 1, 2015
Septic System Soil Investigation	June 14, 2015
Engineering Design for Spine Road (submission)	June 15, 2015
Revised Master Plan (submission)	July 8, 2015
Further Revised Master Plan (submission)	July 14, 2015
County Commission Approval of Master Plan	July 21, 2015

NOTE 13 – DISCONTINUED OPERATIONS

On March 1, 2015, the Company sold ownership of Zaldiva Comics and Collectibles (“Zaldiva”) to Ms. Nicole Leigh, a former director of the Company, for $10,100.  The assets sold consist of Zaldiva.com, Zaldiva.com Comics & Collectibles, Zaldiva Comics & Collectibles, and all of Zaldiva’s inventory and intellectual property.

As such, all assets, liabilities, revenues and expenses of the business have been presented as discontinued operations in the consolidated financial statements. A summary of the assets and liabilities as of June 30, 2015 and September 30, 2014 and revenues and expenses for the three and nine months ended June 30, 2015 and June 30, 2014

	June 30, 2015	September 30, 2014
	$	$

Assets from Discontinued Operations
Bank Account	-	10,500
Deposits	-	2,285
Fixed Assets	-	14,157
Inventory	-	9,007
Total Assets	-	35,949

Liabilities from Discontinued Operations	-	-
Total Liabilities	-	-

	For the three months		For the nine months
	ended June 30		ended June 30
	2015	2014	2015	2014
	$	$	$	$
Net Revenues	-	90,829	185,806	244,165
Cost of Sales	-	40,966	81,772	106,787
Gross Margin	-	49,863	104,034	137,378
Expenses
Compensation	-	-	53,971	-
Depreciation	-	3,348	1,128	3,348
Professional fees	-	57,686	-	57,686
General & Administrative	-	40,395	54,107	40,395
Total Expenses	-	101,429	109,206	101,429
Net Income (Loss) from
Discontinued Operations	-	(51,566)	(5,172)	35,949
Loss on disposal	-	-	(31,395)	-
Total discontinued operations	-	(51,566)	(36,567)	35,949

The Company was forgiven a $10,000 debt to Ms. Leigh as proceeds from the sale of Zaldiva.

As at December 31, 2014, the Company consolidated $41,395 of net assets of Zaldiva. This was increased to $58,703 from trading profits in the three months to December 31, 2014 of $17,308. Trading losses of $12,136 incurred during the two months ended March 1, 2015 reduce the write off to $46,567. The Company received $10,000 as proceeds from the sale establishing a Loss on Zaldiva of $36,567 for the nine months ended June 30, 2015.

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

As at June 30, 2015, the amount of the Shortfall was $333,333 that has been accounted for as Make Whole Provision Liability.

NOTE 15 – CONTINGENT LIABILITIES

The Company has guaranteed a loan from AMAG to Moon River Studios, Inc. in relation to the movie Yellow. The loan is intended to be repaid by Moon River Studios, Inc. from the proceeds derived from the exploitation of the movie. As at June 30, 2015, the amount outstanding was $338,633 and accrues interest at 12% per annum.

The Company also guaranteed other costs in relation to the movie Yellow in the amount of $450,000. The Company may guarantee and / or assume further debts of Yellow, in anticipation of the commercial exploitation of the movie. Any further guarantee or assumption of debt will be disclosed by the Company at that time. The Company also guaranteed a further $90,000 in respect of the lease of the property.

NOTE 16– EAGLE PRODUCTIONS

On February 27, 2015, the Company entered into a Rights Acquisition and Investment Agreement with Eagle Productions, LLC (“Eagle”) with a view to the Company investing in, co-producing and exploiting the motion picture currently titled Effa to be produced by Eagle. Under this agreement, the Company will acquire the worldwide distribution rights and will invest in the movie.  The Company will be the sole and exclusive beneficiary of the worldwide exploitation rights of the picture for all purposes, in perpetuity.  The Company will advance a portion of the budget of the picture, consisting of 166,666,667 in restricted common. On July 6, 2015, the Company filed a Form S-1 Registration statement for these shares, together with the additional 10,000,000 shares previously issued in relation to the acquisition of the capital lease for the property.

While Eagle was formed by the Company’s Chairman, Mr. Jake Shapiro, under the terms of the Rights Acquisition Agreement, Mr. Shapiro has assigned 99% of the distribution revenues to the benefit of the Company. Film producer Wendi Laski has been appointed as managing director of Eagle.

As per the Rights Acquisition Agreement, Eagle Productions has pledged its shares to the Board of Directors of the Registrant (Messrs. Roger Miguel, Jake Shapiro, and Joseph Giamichael).   If the Board of Directors cannot reach a majority, the chairman of the Board of Directors of the Registrant (Mr. Jake Shapiro) shall have the casting vote.

Medient Studios, Inc has approximately 3,000 shareholders of record and, all officers and directors have resigned.

Given that Eagle and the Company share common control, the consideration has been accounted for through Additional Paid In Capital.

NOTE 17 – CORRECTION OF PRIOR QUARTER INFORMATION

During the quarter ended March 31, 2015 the Company identified an error in the December 31, 2014 previous period which included a film asset in the amount of $2,500,000.

The asset was acquired as part of the acquisition by the Company of Studioplex City, LLC on December 7, 2014 where under the Company issued 6,250 shares of Series B preferred stock in order to complete the acquisition. The shares were valued at $400.00 per share. The sole asset of Studioplex City, LLC was a two picture deal with the director Penny Marshall. At the time of the acquisition the Company had a market valuation of $359,765. Upon closing of the transaction the Series B preferred stock had 65% voting control of the Company. Accordingly the Company, during the quarter ended March 31, has recognized a correction of the value of the film assert to 65% of the value of the Company i.e. $259,062. Additional Paid In Capital has similarly been reduced by $2,240,938 being the amount of the write down. As of the filing date, these shares represent 1.3% of voting rights in the Company.

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

A Form 10Q / A was filed on July 1, 2015 amending the previously filed Form 10Q.

NOTE 18 – DEBT ISSUANCE COSTS

Costs incurred in issuing Convertible Notes and Notes Payable are capitalized as Debt Issuance Costs. The Debt Issuance Costs are amortized over the term of the Convertible Notes and Notes Payable. During the nine months ended June 30, 2015, $17,748 was amortized to interest. Included in these amounts was $3,193 for interest that related to the three months ended March 31, 2015 and $33 for interest that related to the three months ended December 31, 2014. Management does not consider these prior period amounts material, and have not, therefore, restated the Financial Statements for the three months ended March 31, 2015. As at June 30, 2015, the amount of unamortized Debt Issuance Costs was $61,809. As at March 31, 2015 the amount of unamortized Cost of Debt was $30,023 and as at December 31, 2014, the amount of unamortized Cost of Debt was $969.

NOTE 19 – STUDIOPLEX CITY RENTALS

On April 17, 2015, The Company acquired 100% of the share capital of Studioplex City Rentals, LLC (“SCR”). The shares were purchased from Mr. Jake Shapiro, Chairman of the Company, for a purchase price of $100. As at the date of the acquisition,of the shares, and through June 30, 2015, SCR had not generated revenues. SCR, on March 26, 2015, had entered a Purchase and Sale Agreement with Applebox Productions, Inc. under which it agreed to purchase various film equipment, intended for rental. The acquisitions was completed on July 2, 2015, and since that date, SCR has generated $22,090 in revenue.

NOTE 20 – SUBSEQUENT EVENTS

On July 2, 2015, Studioplex City Rentals, LLC, a Nevada limited liability company (“SCR”) and a wholly-owned subsidiary of FONU2 Inc. (“FONU2”) completed the purchase of all assets of AppleBox Productions, Inc., a film rental production company based in Jacksonville, Florida (“AppleBox”). The Company paid total consideration of $1,000,000 consisting of (1) $400,000 in cash, and (2) $600,000 in a subordinated note (the “Seller Note”).

The Seller Note bears interest at eight percent (8%) per annum and is payable in a lump sum or $94,000 on or before the sixtieth day following the closing date, and thereafter in monthly payments of not less than $25,000, with a final payment of all unpaid principal and accrued interest on the first anniversary of the closing date. The Seller Note is secured by the collateral assignment of all purchased assets pursuant to a Security Agreement between SCR and the Seller. The repayment of the Seller Note is subordinated to the payment of the indebtedness of FONU2 to Loeb Term Solutions LLC (“Loeb”) described below. FONU2 and Mr. Jake Shapiro, Chairman of FONU2, have both unconditionally guaranteed the repayment of the Seller Note.

In order to finance a portion of the cash portion of the purchase price and to pay closing costs, FONU2 borrowed $350,000 from Loeb pursuant to a Term Promissory Note (the “Loeb Note”) which is secured by the collateral assignment of all purchased assets pursuant to a Security Agreement between the SCR and Loeb. The Loeb Note bears interest at the prime rate plus ten percent (10%) per annual and is paid in 206 consecutive weekly payments of $2,164.39, with a final payment of all outstanding principal and accrued but unpaid interest due on June 19, 2019. The repayment of the Loeb Note is senior to the payment of the indebtedness of the SCR to AppleBox described above. FONU2 and Mr. Jake Shapiro, Chairman of FONU2, have both unconditionally guaranteed the repayment of the Loeb Note.

In addition, SCR entered into a lease agreement with Applebox to lease warehousing space until arrangements are made to move the equipment to Georgia. The lease is for a period of two months rent free, with the option to renew monthly at a cost of $3,500 per month..

Purchase Price	$1,000,000
Closing Costs	34,824
Total	$1,034,824

Financed By:
Studioplex City Rentals, LLC	$84,824
Loeb Term Solutions, LLC	350,000
Applebox Short Term Subordinated Debt	100,000
Applebox Long Term Subordinated Debt	500,000
Total	$1,034,824

On July 7, 2015 the Company entered into a convertible note with Vis Vires Group, Inc., an unrelated third party whereby the Company borrowed $38,000. The principal accrues interest at a rate of eight percent per annum and is due in full on April 10, 2016.  The note is convertible after 180 days at a 40 percent discount to the average of the three lowest trading prices in the 30 trading days prior to conversion notice.  The note will accrue interest at a rate of 22 percent per annum should the Company default.

On July 9, 2015 the Company issued 500,000 shares of common stock to Levelogic, Inc. in exchange for consulting services. As at the date of issue the stock so issued had a value of $15,000.

On July 13, 2015 the Company issued 1,000,000 shares of common stock to Emerging Markets Consulting, LLC in exchange for consulting services. As at the date of issue the stock so issued had a value of $30,000.

On July 13, 2015, the Company issued 325,000 shares of common stock to Meyers Associates LP in exchange for consulting services. As at the date of issue the stock so issued had a value of $9,750.

On July 13, 2015 the Company issued 325,000 shares of common stock to Gregory R Traina in exchange for consulting services. As at the date of issue the stock so issued had a value of $9,750.

As of August 7, 2015 there have been no further issuances of shares of common stock.

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

Overview

FONU2 Inc. is a film studio, production and social commerce company actively developing a 1,560 acre film studio complex predominantly in Effingham County, Georgia. Pre-construction and engineering have begun on the site with the initial warehouses and sound stages to follow.  In addition to building the film studio, the Company has purchased equipment suitable for film, television and commercial production.  Both the facility space and the equipment will be used by the Company for its own productions and be made available for rental to third parties. In addition, the Company acquired certain intellectual property rights, including the name “Moon River Studios.”

The Company has also acquired the worldwide distribution rights to Nick Cassavetes’ film, Yellow. The Company has also acquired a two picture directing contract with Penny Marshall, the option on the screenplay Effa and the worldwide distribution rights for Eagle Productions.

The Company’s social media division has previously invested in the development of a precision sales and marketing platform that integrates into the social media networks.

The social commerce platform is currently on hold. Given the Company’s current emphasis on development of the studios, rental equipment activities and other activities relating to the movie industry, the social commerce activities of the Company are not considered a priority at this time.

The Company would need $250,000 to prepare the platform for a launch, plus $50,000 per month for ongoing operations.  An approximately $2,000,000 is required for advertising and marketing.   The Company would require 3 to 4 months from date of funding to launch the platform.

Alternatively the Company can seek to acquire and/or merge with an existing social commerce company.  This would reduce risk, shorten timeframes and reduce advertising and marketing expenses.  The Company believes that it would require at least $600,000 in addition to equity for the acquisition.

Having acquired Studioplex City, LLC (“Studioplex City”), the worldwide distribution rights to Yellow, and the Lease to the 1,560 acre property predominantly in Effingham County, Georgia (see “Recent Developments” below), the Company has established a film division to build and operate a large scale full service movie studio and produce motion pictures. For its first in house project the Company has hired Penny Marshall to direct and Wendy Laski to co-produce the movie project Effa.

The Company is firmly committed to keeping our shareholders and the public in general apprised of current development in our business.  As part of this, the Company has, and anticipates continuing to engage with consultants for public relations, investor relations and overall market awareness.  The Company has a firm policy that where appropriate, all  press releases, newsletters, emails, or social media are made available to the public in a manner that complies with all applicable laws and regulations.

Recent Developments.

On April 17, 2015, The Company acquired 100% of the share capital of Studioplex, City Rentals, LLC (“SCR”). The shares were purchased from Mr. Jake Shapiro, Chairman of the Company’s Board, for a purchase price of $100. As at the date of the acquisition,of the shares, and through June 30, 2015, SCR had not generated revenues. SCR, on March 26, 2015, had entered a Purchase and Sale Agreement with Applebox Productions, Inc. under which it agreed to purchase various film equipment, intended for rental. The acquisition was completed on July 2, 2015, and since that date, SCR has generated $22,090 in revenue.

The Company has and continues to raise capital through the issuance of convertible notes. The holders of the convertible notes are able to exercise conversion rights at a discount to the market on various terms and conditions as detailed in Note 3 of the Notes to the Financial Statements, above. Such exercise of conversion rights can lead to substantial share issuances and potential dilution. Such share issuances may have a negative impact on share liquidity and/or share price.

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

For the three months ended June 30, 2015, we did not earn any revenues. We paid depreciation expenses of $1,352 and product development expenses of $0 and compensation of $17,644. We paid professional fees of $149,641 and general and administrative expenses of $292,554. We paid interest expenses of $543,657, and had a loss on derivative liability of $809,409. We made a loss on make whole provision of $83,333. As a result we had a net loss of $1,897,590 for the three months ended June 30, 2015.

Comparatively, for the three months ended June 30, 2014, we did not earn any revenues. We paid professional fees of $612,157, and general and administrative expenses of $72,068. We had interest expense of $209,042, and a loss on derivative liability of $342,979. As a result, we had a net loss from continuing operations of $1,236,246 for the three months ended June 30, 2014. We had a loss from discontinued operations of $51,566. As a result we incurred a net loss of $1,287,812. The increase in net loss between the three months ended June 30, 2015 and 2014 is primarily due to increased interest expense, the increased loss on derivative liability and increased make whole provision.

Nine months ended June 30, 2015 compared to the nine months ended June 30, 2014

For the nine months ended June 30, 2015, we did not earn any revenues. We paid depreciation expenses of $2,080, product development expenses of $34,124, compensation of $27,343, professional fees of $486,952, and general and administrative expenses of $472,944. We paid interest expenses of $1,190,648, had and a gain on the settlement of debt of $13,524, had a loss on extinguishment of debt of $21,300, and a loss on derivative liability of $2,561,542. We made a loss on make whole provision of $333,333. As a result, we had net loss from continuing operations of $5,116,742. We incurred a loss from discontinued operations of $36,567. As a result we incurred a net loss of $5,153,309 for the nine months ended June 30, 2015.

Comparatively, for the nine months ended June 30, 2014, we did not earn any revenues. We recorded professional fees expense of $829,794 and $576,711 on administrative expenses.. We incurred interest of $336,306, a gain on the settlement of debt of $5,719 and a gain on derivative liability of $321,206. As a result, we had a net loss from continuing operations of $1,415,886 for the nine months ended June 30, 2014. We had a profit from discontinued operations of $35,949. As a result we made a net loss of $1,379,937. The increase in net loss between the nine months ended June 30 2015 and 2014 is primarily due to increased interest expense, increased loss on derivative liability and increased make whole provision, partially offset by a decrease in professional fees and general and administrative expenses.

Capital Resources and Liquidity

The Company currently finances its operations through investment capital from a number of accredited investors through the issuance of convertible notes. Such exercise of conversion rights can lead to substantial share issuances and potential dilution. Such share issuances may have a negative impact on share liquidity and/or share price. The primary use of the funds is funding the Company’s operations and studio site development. Over the next twelve months, the Company’s cash requirement for capital expenditure and operations is expected to be in excess of $25,000,000. This requirement is expected to be funded by institutional investor and other capital. There can be no assurance that we will be able to raise capital, if at all, upon terms acceptable to the Company. The Company currently has written agreements, including but not limited to Lexden Capital, with respect to obtaining the necessary capital, however there can be no assurances that the Company will be able to raise the required funds. In addition, our auditors have raised substantial doubt as to our ability to continue as a going concern.

The Company’s current and future sources of capital are from investors, along with the distribution fees earned from the film Yellow. If the Company was unsuccessful at raising additional capital this could lead to the Company’s reduction or termination of operations.

We currently have no firm commitments for capital expenditures within the next year. However, under the terms of the capital lease with the IDA, various milestones are required to be met in respect of the approved Development Plan. These include capital expenditures for the years respectively ended December 31 of $20,000,000 (2015), $25,000,000 (2016), $30,000,000 (2017) and $15,000,000 (2018-2033). The Company does not expect to meet the December, 2015 capital expenditure requirement and is currently revising the Development Plan with the IDA. In addition the rental payment of $555,556 under the terms of the capital lease with the IDA is due on February 29, 2016.

For the nine months ended June 30, 2015, we had a net loss of $5,153,309. We had the following adjustments to reconcile loss from cash flows from operating activities: an increase of $2,080 due to depreciation, an increase of $928,027 due to the amortization of debt discount, and an increase of $2,561,542 due to loss on derivative liability. We had an increase due to the make whole provision of $333,333 and a gain on settlement of debt and interest of $13,524. We had stock based compensation of $109,424, a loss on settlement of debt of $21,300, amortization of debt issuance costs of $17,748 and an original discount of $3,000. We had capital lease accretion of $159,455.

We had the following changes in operating assets and liabilities: an increase of $9,007 due to inventory, an increase of $72,227 in accrued expenses, an increase of $15,016 due to prepaid expenses, and an increase of $114,755 due to account payable. As a result, we had net cash used in operating activities of $819,919 for the nine months ended June 30, 2015.

For the nine months ended June 30, 2014, we had a net loss of $1,379,937. We had the following adjustments to reconcile loss from cash flows from operating activities: an increase of $3,348 due to depreciation, an increase of $296,396 due to the amortization of debt discount, a decrease of $321,206 due to gain on derivative liability, a decrease of $5,719 due to gain on default note payable, and an increase of $636,542 due to stock based compensation. We had the following changes in operating assets and liabilities: an increase of $143,707 due to prepaid expenses and an increase of $18,435 due to accounts payable and accrued liabilities. As a result, we had net cash used in operating activities of $608,434 for the nine months ended June 30, 2014.

For the nine months ended June 30, 2015, we purchased $217,279 of property and equipment. As a result, we had net cash used in investing activities of $217,279.

For the nine months ended June 30, 2014, we paid $4,919 for the purchase of property and equipment. As a result, we had net cash used in investing activities of $4,919 for the period.

For the nine months ended June 30, 2015, we received $280,000 as proceeds from notes payable. We received $78,000 as proceeds from long term notes payable and $922,000 as net proceeds from convertible notes. We had cash paid for debt issuance costs of $79,557. As a result, we had net cash provided by financing activities of $1,200,443 for the nine months ended June 30, 2015.

For the nine months ended June 30, 2014, we spent $53,000 on notes payable. We received $416,500 as net proceeds from convertible notes, $90,000 from common stock issued in exercise of options, and $130,000 from common and preferred stock issued for cash. As a result, we had net cash provided by financing activities of $583,500 for the nine months ended June 30, 2014.

Off - Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of June 30, 2015 or September 30, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Based on Our evaluation as of the end of the period covered by this Form 10-Q, Our principal executive officer and Our principal financial officer concluded that Our disclosure controls and procedures as of the end of the period covered by this Form 10-Q were not effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to Our management, including Our principal executive officer and Our principal financial officer, as appropriate to allow timely decisions regarding disclosure. This material deficiency is due to a lack of adequate internal controls and the lack of a formal audit committee. As at June 30, 2015 the Company has not deducted taxation from Other Consultancy costs that include payments to consultants who have subsequently become officers of the Company.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, Our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of June 30, 2015, Our internal control over financial reporting was not effective, due primarily to lack of adequate internal controls and the lack of a formal audit committee.  The most significant material weaknesses that led management to this conclusion are the lack of segregation of duties, and failure in the operation of controls over stock based compensation and derivative liabilities.

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

There have been no changes in internal control over financial reporting during the third quarter of the fiscal year covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as indicated below, during the quarterly period ended June 30, 2015, we have not issued any unregistered securities that have not already been disclosed in a Current Report on Form 8-K.

On April 9, 2015, the Company issued to Union Enterprises, Inc. (“Union”), an aggregate total of 750,870 post-split shares of common stock in consideration of Union’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated March 9, 2015 in the original principal amount of $53,879.  The total principal converted during the period was $11,451. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

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

Post June 30, 2015

On July 9, 2015, the Company issued 500,000 shares of common stock to Levelogic, Inc. in exchange for consulting services. As at the date of issue the stock so issued had a value of $15,000.

On July 13, 2015, the Company issued 1,000,000 shares of common stock to Emerging Markets Consulting, LLC in exchange for consulting services. As at the date of issue the stock so issued had a value of $30,000.

On July 13, 2015, the Company issued 325,000 shares of common stock to Meyers Associates LP in exchange for consulting services. As at the date of issue the stock so issued had a value of $9,750.

On July 13, 2015, the Company issued 325,000 shares of common stock to Gregory R Traina in exchange for consulting services. As at the date of issue the stock so issued had a value of $9,750.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarterly period ended June 30, 2015, there were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

The Company is delinquent in meeting its payroll tax obligations and is working to implement proper payroll systems as soon as possible.

ITEM 6. EXHIBITS

Exhibit 31*	-	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32*	-	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**		XBRL Instance Document
101.SCH**		XBRL Taxonomy Extension Schema Document
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**		XBRL Taxonomy Extension Label Linkbase Document
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 07, 2015

FONU2, Inc.

/s/ Roger Miguel
August 07, 2015
Roger Miguel
Chief Executive Officer

/s/ Graham Bradstreet
August 07, 2015
Graham Bradstreet
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger Miguel
August 07, 2015
Roger Miguel
Chief Executive Officer

/s/ Graham Bradstreet
August 07, 2015
Graham Bradstreet
Chief Financial Officer

