Form 10-K/A
period 2014-09-30
FONU2 Inc.
filed 2015-09-10
CIK 1168325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /Amendment No. 2

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

EXPLANATORY NOTE

This amendment to the Form 10-K as originally filed January 13, 2015, is being filed to correct Item 10, Involvement in Certain Legal Proceedings.

No other changes or corrections were made.

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

Involvement in Certain Legal Proceedings

During the past ten years, no director, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing exclusive of Mr. Shapiro who served as an officer for 360 Global Wine Company, which declared voluntary bankruptcy on March 7, 2007;

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

September 10, 2015

Roger Miguel

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roger Miguel

September 10, 2015

Roger Miguel

Chief Executive Officer

Director

/s/ Graham Bradstreet

September 10, 2015

Graham Bradstreet

Chief Financial Officer

/s/ Alice Neuhauser

September 10, 2015

Alice Neuhauser

Chief Operating Officer

/s/ Joseph Giamichael

September 10, 2015

Joseph Giamichael

Chairman of Audit Committee

Director

/s/ Jake Shapiro

September 10, 2015

Jake Shapiro

Chairman of the Board