Form 10-K
period 2015-09-30
FONU2 Inc.
filed 2016-03-31
CIK 1168325

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

Or

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

(912) 655 5321

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

 Common Stock

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files) Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed fiscal year. The market value of the Registrant’s voting $.001 par value common stock held by non-affiliates of the Registrant was approximately $372,419 (shares outstanding as of September 30, 2015 was 372,418,542).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.   The number of shares outstanding of the Registrant’s only class of common stock, as of March 31, 2016 was 867,689,235 shares of its $0.001 par value common stock. This is equivalent to 347,075,694,000 pre-split shares (on February 8, 2015, the Company completed a 400:1 reverse stock split).

PART I

ITEM 1. BUSINESS

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to the “Registrant” "We," Us," “Our”, “Fonu2”, “FONU2” or the "Company" are to FONU2, Inc.

About FONU2, Inc.

General

The Company was originally incorporated in the State of Florida on August 11, 1997 under the name of Zaldiva Cigarz & Newz. In October 2001, the Company amended its articles of incorporation to change its name to Zaldiva, Inc. On December 2, 2011, the Company changed its domicile to Nevada. On April 11, 2012, the Company filed a certificate of amendment with the State of Nevada to change its name to FONU2 Inc.

FONU2 is a film studio, production and social commerce company actively developing a film studio complex in Effingham County, Georgia. Pre-construction and engineering have begun on the site with the initial warehouses and sound stages to follow.  In addition to building the film studio, the Company’s subsidiary has purchased equipment suitable for film, television and commercial production.  Both the facility space and the equipment will be used by the Company for its own productions and be made available for rental to third parties. In addition, the Company acquired certain intellectual property rights, including the name “Moon River Studios.”

On February 12, 2015, the Company acquired the worldwide distribution rights to Nick Cassavetes’ film, Yellow. Yellow is being distributed domestically by Screen Media Ventures, LLC (“Screen Media”). Screen Media is also representing the film for all foreign sales. Screen Media is a leading global independent motion picture distribution company with a broad distribution network that includes U.S. and international theatrical, home video, television, cable and new media distribution, with one of the largest independently owned motion picture libraries. The company was founded in 1999 and is headquartered in New York City.

The Company’s social media division had previously invested in the development of a precision sales and marketing platform that integrates into social media networks. The social commerce platform is currently on hold. Given the Company’s current emphasis on development of the film studios, film production, rental equipment activities and other activities relating to the movie industry, the social commerce activities of the Company have been suspended and are not considered a priority at this time.

Having acquired Studioplex City, LLC, the worldwide distribution rights to Yellow, and the lease to the property in Effingham County, Georgia, the Company has established a film division to build and operate a full service movie studio and produce motion pictures.

Acquisition of Studioplex City Rentals, LLC.

On April 17, 2015, the Company acquired 100% of the outstanding shares of Moon River Rentals, LLC (formerly Studioplex City Rentals, LLC) (“MRR”). The shares were purchased from Jake Shapiro, chairman of the Company’s board, for a purchase price of $100. The rental division was created to provide equipment rental services to Our own film productions, potential future clients renting soundstages, and other film & television productions in Coastal Georgia.

On March 26, 2015, MRR had entered a Purchase and Sale Agreement with Applebox Productions, Inc. (“ABP”) under which it agreed to purchase various film equipment, intended for rental (“Applebox”). We believe this opportunity presented strategic and business value and will facilitate the generation of revenues through film equipment rentals. The purchased inventory of rental equipment included, grip and electrics, jibs, cranes, Kino Flo lighting, grip vans and grip trucks, Fisher dollies.

For the purchase of Applebox, We paid total consideration of $1,000,000 consisting of (1) $400,000 in cash, and (2) $600,000 in a subordinated note (“Seller Note”). The Seller Note bears interest at eight percent (8%) per annum and is payable in a lump sum or $94,000 on or before the sixtieth day following the closing date, and thereafter in monthly payments of not less than $25,000, with a final payment of all unpaid principal and accrued interest on the first anniversary of the closing date. The Seller Note is secured by the collateral assignment of all purchased assets pursuant to a security agreement between MRR and the seller. The repayment of the Seller Note is subordinated to the payment of the indebtedness of the Registrant to Loeb Term Solutions, LLC. (“Loeb”). The Registrant and Jake Shapiro, the Registrant’s chairman of the board, have both unconditionally guaranteed the repayment of the Seller Note. At the date of this filing the Seller Note was in default.

In order to finance a portion of the cash portion of the purchase price and to pay closing costs, the Company borrowed $350,000 from Loeb pursuant to a Term Promissory Note (“Loeb Note”) which is secured by the collateral assignment of all purchased assets pursuant to a Security Agreement between MRR and Loeb. The Loeb Note bears interest at the prime rate plus ten percent (10%) per annual and is paid in 206 consecutive weekly payments of $2,164.39, with a final payment of all outstanding principal and accrued but unpaid interest due on June 19, 2019. The repayment of the Loeb Note is senior to the payment of the indebtedness of MRR to the Applebox Note described above. The Company and Jake Shapiro, the Registrant’s chairman of the board have both unconditionally guaranteed the repayment of the Loeb Note.

In addition, MRR entered into a lease agreement with ABP to lease warehousing space until arrangements were made to move the equipment to Georgia. The lease was for a period of two months rent free, with the option to renew monthly at a cost of $3,500 per month. The equipment was moved to a Company facility in Georgia in November 2015.

Film Production

Purchase of Lease

On February 10, 2015, FONU2 entered into a lease purchase and assignment agreement with Moon River Studios, Inc. (“Moon River”).  Under this agreement, the Company purchased the lease agreement of approximately 1,560 acres of land located predominately in Effingham County, GA and all assets, rights and liabilities associated with the lease.  A non-binding memorandum of understanding was subsequently signed with the Effingham County IDA that reduces the leased acreage to approximately 51 acres.

The assets purchased include all intellectual property, designs, permits, and drawings associated with the lease, all rights, trademarks, and logos associated with the name “Moon River Studios” as they relate to the lease or the property, all tangible property owned and used by Moon River in connection with the lease or the property, all rights of Moon River under non-disclosure or confidentiality agreements, all of Moon River’s goodwill and other intangible assets, and all goodwill and other intangible assets associated with the lease.  The agreement excluded the intellectual property to the film Yellow.

As consideration for the assets, FONU2 issued Moon River 10,000,000 common shares and assumed a $10,000,000 promissory note to the Effingham County Industrial Development Authority. The 10,000,000 common shares have been issued from the treasury, and are currently held by the Company’s transfer agent on behalf of the beneficial owners. The Company has filed an S-1 registration statement on behalf of the beneficial owners of the 10,000,000 common shares. At the time of this filing, the registration statement has not been deemed effective.

Rights Acquisition and Investment Agreement

On February 27, 2015, the Company entered into a Rights Acquisition and Investment Agreement with Eagle Productions, LLC (“Eagle”) with a view toward the Company investing in, co-producing and exploiting the motion picture titled Effa intended to be produced by Eagle. Under this agreement, the Company acquired the worldwide distribution rights in the to be produced movie.  The Company would be the sole and exclusive beneficiary of the worldwide exploitation rights of the picture for all purposes, in perpetuity. On February 27, 2015, the Company issued 166,666,667 common shares at $0.06 per common share to Eagle to acquire the worldwide distribution rights for the film Effa, or any other film produced by Eagle, as described above.  On October 26, 2015, Studioplex City, LLC signed a mutual release to terminate the agreement in respect of the motion picture Effa, and assigned the option on the script to Penny Marshall or her assignees. The 166,666,667 shares were canceled and returned to the Company’s treasury. Subsequently, Eagle was dissolved.

Strategy

The Company’s management team has identified the following strategies to drive the growth and potential success of the Company. Subject to financing, due diligence, and approval by the board of directors, the Company intends to:

1) Vertically integrate the film production process to eliminate waste, reduce inefficiencies and maximize profitability by building a permanent full service film production facility. Through the utilization of owned facilities and equipment, recycling of sets and props, and full-time salaried labor, the Company believes that significant financial efficiencies will be realized.

2) Build a full service film studio in Effingham County, Georgia to maximize efficiencies and reduce cost.

3) Maximize all available state tax credits, employment creation tax credits, and green energy tax credits etc. to further minimize the effective cost of production. The Georgia Entertainment Industry Investment Act provides a tax credit of up to 30 percent to qualified productions.

●	Tax credits can be resold to reduce cost and enhance profitability.

●	Tax credits may be awarded to feature films, television series, commercials, music videos and post production services.

●	Georgia has no ceiling and no sunset clause on the film tax credits.

Yellow

Yellow is a dark comedy that was written and directed by Nick Cassavetes, and stars Heather Wahlquist, Ray Liotta, Melanie Griffith, Sienna Miller and others. The rights to Yellow were acquired by Moon River on October 18, 2012.

On February 10, 2015, the Company entered into a Lease Purchase and Assignment Agreement with Moon River, whereby the Company purchased a land lease relating to property predominantly in Effingham County, GA, along with various other assets of Moon River, excluding the intellectual property the rights to Yellow.

On February 12, 2015, the Company acquired the worldwide distribution rights for the movie Yellow. Under terms of the agreement, the Company will receive from the exploitation receipts from Yellow (if any), a profit share, a 10% distribution fee, and a 20% return on all funds expended by the Company associated with the acquisition of the distribution rights, print and advertising, marketing, and other expenses associated with the release of the movie.

The movie has been screened at several prestigious festivals around the world including the Toronto International Film Festival, Tokyo International Film Festival, South by Southwest Film Conference & Festival and the Catalina Film Festival, where it won “Best Film”.

Competition

The movie industry is intensely competitive and fragmented. The Company competes both domestically and internationally for the exploitation and commercialization of theatrical films, home video/DVD and on-demand sales, cable and television rights, and other forms of intellectual property.  Our competitors range from small independent film producers to well financed established film studios, such as Lionsgate, Sony, and Disney.

Markets

The Company’s target market is domestic and international film distributors, accessing domestic and international film theater patrons and other forms of media.

Current Operational Status

Our auditors have issued a going concern opinion on our financial statements. We have a negative operating cash flow and have a working capital deficit. These conditions raise substantial doubt about Our ability to continue as a going concern.

The Company's major film distribution rights purchase was Yellow. The Company has signed an agreement with Magna Entertainment and Screen Media for the film’s domestic and international releases.

The Company is actively engaged in the development and/or acquisition of a number of intellectual properties for production.

FONU2 has commenced preconstruction activities on the Effingham property. Multiple statutory and mandatory engineering surveys are underway.

The milestones and dates completed include:

Survey for Water Line	April 2, 2015
Updated Master Plan (submission)	April 13, 2015
Survey for Spine Road	April 15, 2015
Engineering Design for Water Line (submission)	April 16, 2015
Topo Survey for Studio Site (57 + acres)	May 13, 2015
Septic System Drain Field Survey (3+ acres)	June 1, 2015
Septic System Soil Investigation	June 14, 2015
Engineering Design for Spine Road (submission)	June 15, 2015
Revised Master Plan (submission)	July 8, 2015
Further Revised Master Plan (submission)	July 14, 2015
County Commission Approval of Master Plan	July 21, 2015
Grading Permit Approved	Aug 18, 2015
Infrastructure Contract Awarded	Aug 18, 2015
Non-binding Memorandum of Understanding signed with IDA	Oct 30, 2015

The pre-construction activities have been detailed above.

The next phase is the construction of roads, water lines and general infrastructure. This will take an estimated four to five months and approximately $1.5 Million to complete. The Effingham County Industrial Development Authority has agreed to take full responsibility for the construction costs of the roads and water lines. Currently, there are no binding commitments in place to obtain the required construction financing.

The construction of the soundstage can overlap with the infrastructure construction. Construction of the first soundstage is dependent upon a number of variables, including financing, weather, additional required permits, etc.

Social Commerce

The social commerce platform has been suspended. Given the Company’s current emphasis on development of the studio, film production, rental equipment activities and other activities relating to the movie industry, the social commerce activities of the Company are not considered a priority at this time.

The Company would need an estimated $250,000 to prepare the platform for a launch, plus $50,000 per month for ongoing operations. In addition, an estimated $2,000,000 would be needed for advertising and marketing. The Company would require three to four months from the date of funding to launch the platform.

Discontinued Operations

On March 1, 2015, the Company entered into a sale agreement with Nicole Leigh, a former director. Under this agreement, the Company has sold Zaldiva Inc., consisting of Zaldiva.com, Zaldiva.com Comics & Collectibles, Zaldiva Comics & Collectibles, and all of Zaldiva’s inventory and intellectual property, for the purchase price of $10,100. The assets sold consists of Zaldiva.com, Zaldiva.com Comics & Collectibles, Zaldiva Comics & Collectibles, and all of Zaldiva’s inventory and intellectual property.  The business was not profitable and was deemed by our management to no longer be a strategic fit for the Company.

Employees

As September 30, 2015, the Company and its subsidiaries had seven full-time employees.

Properties

Our executive offices consist of approximately 4,000 square feet and are located at 135 Goshen Road Ext., Suite 205, Rincon, GA 31326.  The lease is on a 24-month basis, with monthly rent in the amount of $2,730.

On March 6, 2015 the Company entered a twelve-month lease agreement for a property in Savannah, GA at a monthly rental of $3,250. The property is to provide accommodation for officers and directors of the Company, film producers, film directors, screenwriters, movie production artists and crew, and other executives when visiting the Company in Georgia.

As of November 1, 2015, the Company entered into a 13 month lease agreement for production offices and warehouse space in Garden City, Georgia. The property is approximately 16,200 square feet and is leased at a monthly rental of $4,000.

Events For the Year Ended September 30, 2015

The Company has and continues to raise capital through the issuance of convertible notes. The holders of the convertible notes are able to exercise conversion rights at a discount to the market on various terms and conditions as detailed in Note 10 of the Notes to the Financial Statements, below. Such exercise of conversion rights can lead to substantial share issuances and potential dilution. Such share issuances can have a negative impact on share liquidity and/or share price.

During the three months ended December 31, 2014, the Company issued to Asher Enterprises, Inc., a Delaware corporation (“Asher”), an aggregate total of 1,086,513 post-split shares of common stock (434,605,200) pre-split shares) in consideration of Asher’s multiple conversions and partial conversion of the Company’s outstanding Convertible Notes.  The total principal converted during the period was $113,795.  These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

During the three months ended December 31, 2014, the Company issued to JMJ Financial (“JMJ”), an aggregate total of 352,250 post-split shares of common stock (140,900,000) pre-split shares) in consideration of JMJ’s partial conversions of the Company’s outstanding $300,000 Promissory Note dated November 13, 2013, as amended.  The total principal converted during the period was $36,978.  These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

During the three months ended December 31, 2014, the Company issued to Magna Group, LLC (“Magna”), an aggregate total of 816,778 post-split shares of common stock (326,711,233) pre-split shares) in consideration of Magna’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated April 11, 2014 (initially entered into between the Company and Hanover House), in the original principal amount of $103,000.  The total principal converted during the period was $83,000.  These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

On December 8, 2014, the Company entered into a purchase agreement with Studioplex City, a Georgia limited liability company and Jake Shapiro, the owner of all membership interests of Studioplex City.  Pursuant to this agreement, the Company paid Jake Shapiro $2,500,000 in the form of 6,250 post-split Series B convertible preferred shares (2,500,000 pre-split shares), which were issued to him on December 12, 2014.  In return, the Company received 100% of the membership interests of Studioplex City. As part of the purchase agreement, the Company has created Studioplex City Acquisition Corp., which is a wholly owned subsidiary of the Company.  Mr. Shapiro signed a voluntary three year lock up on the Preferred Shares.

On February 8, 2015 the Company issued Roger Miguel 300,000 post-split common shares valued at $15,000 in consideration for management services.

On February 8, 2015 the Company issued Jeff Olweean 73,500 post split common shares valued at $3,675 for services related to the acquisition of Studioplex City LLC.

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

Under the terms of the agreement, FONU2 will receive a ten percent distribution fee, and a twenty percent return on all funds expended associated with the acquisition of the rights, print and advertising, marketing, and other expenses associated with the release of the movie. As consideration, FONU2 has committed to provide these costs and fees, along with the assumption of $787,575 of costs associated with the movie.

During the three months ended March 31, 2015, the Company issued to Asher Enterprises, Inc., a Delaware corporation (“Asher”), an aggregate total of 205,458 shares of common stock (in consideration of Asher’s multiple conversions and partial conversion of the Company’s outstanding Convertible Notes.  The total principal converted during the period was $16,265. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission. Asher has no remaining debt with the Company.

During the three months ended March 31, 2015, the Company issued to JMJ Financial (“JMJ”), an aggregate total of 3,540,000 post-split shares of common stock in consideration of JMJ’s partial conversions of the Company’s outstanding $40,000 Promissory Note dated November 13, 2013, Eight Percent (8%) Convertible Note dated February 10, 2014.  The total principal converted during the period was $19,192. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

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

During the three months ended March 31, 2015, the Company issued to Union Enterprises, Inc. (“Union”), an aggregate total of 4,217,367 post-split shares of common stock in consideration of Union’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Notes dated February 5, 2015 and March 9, 2015 in the original principal amount of $25,000 and $53,879 respectively.  The total principal converted during the period was $68,500. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

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

On February 27, 2015, the Company entered into a Rights Acquisition and Investment Agreement with Eagle Productions, LLC (“Eagle”) with to enable the Company to invest in, co-produce and exploit the motion picture titled Effa to be produced by Eagle.  Under this agreement, the Company acquired the worldwide distribution rights and the right to invest in the movie. The Company issued 166,666,667 in restricted common shares as consideration for the rights purchase. On October 26, 2015, Studioplex City, LLC signed a mutual release to terminate the agreement in respect of the motion picture Effa, and assigned the option on the script to Penny Marshall or her assignees. The 166,666,667 shares were canceled and returned to the Company’s treasury.

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

On March 1, 2015, Nicole Leigh resigned as a director.

On March 1, 2015, the Company elected Joseph Giamichael as a director, and as the chairman of the audit committee.  Mr. Giamichael was formerly a director of Medient Studios, Inc. (“Medient”) (now Moon River Studios, Inc.). Other than his previous experience in serving as a director of Medient, there are no material transactions between Mr. Giamichael and any related party, nor any material plans, contracts, or arrangements to which Mr. Giamichael is a party. On September 23, 2015, Mr. Giamichael resigned from the Board of Directors.

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

On March 1, 2015, the Company approved the change of its principal address to 135 Goshen Rd. Ext., Suite 205, Rincon, GA 31326.

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

Mr. Jake Shapiro, Mr. Graham Bradstreet and Ms. Alice Neuhauser, as officers and/or Directors of the Company, each receive actual or accrued compensation of $90,000.

Mr. Roger Miguel, as an officer of the Company, receives actual or accrued compensation of $48,000.

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

On April 9, 2015, the registrant issued 1,250,000 common shares to Alex Warner in exchange for acquiring entertainment and potential consulting services valued at $50,000.

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

On April 15, 2015, the Company issued to JMJ Financial (“JMJ”), an aggregate total of 1,529,169 post-split shares of common stock in consideration of JMJ’s partial conversions of the Company’s outstanding $300,000 Promissory Note dated November 13, 2013, as amended.  The total principal converted during the period was $33,938. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

On April 17, 2015, The Company acquired 100% of the share capital of Studioplex, City Rentals, LLC (“SCR”). The shares were purchased from Mr. Jake Shapiro, Chairman of the Company’s Board, for a purchase price of $100. As at the date of the acquisition of the shares, and through June 30, 2015, SCR had not generated revenues. SCR, on March 26, 2015, had entered a Purchase and Sale Agreement with Applebox Productions, Inc. under which it agreed to purchase various film equipment, intended for rental.

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

On May 11, 2015, the Company issued 1,000,000 shares of common stock to NFC Corp. in exchange for financial consulting services. As at the date of issue the stock so issued had a value of $21,500.

On June 1, 2015, the Company issued 458,716 shares of common stock to Steve Bahlmann in exchange for services rendered as former CFO of the registrant. As at the date of issue, the stock so issued had a value of $6,500.

On June 15, 2015, the Company issued to Benchmark Advisory Partners LLC. a total of 2,000,000 post-split common shares in partial consideration for financial consulting and marketing advisory services.  As at the date of issue the stock so issued had a value of $28,000.

On June 16, 2015, the Company issued to FMW Media Works Corp., a total of 2,500,000 post-split common shares in partial consideration for financial consulting services. As at the date of issue the stock so issued had a value of $34,750.

During the three months ended September 30, 2015, the Company issued to Union Capital, LLC (“Union”), an aggregate total of 17,267,155 post-split shares of common stock in consideration of Union’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated December 19, 2014 in the original principal amount of $26,000 and in partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated March 24, 2015.  The total principal converted during the period was $30,292. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

During the three months ended September 30, 2015, the Company issued to Coventry Enterprises, LLC (“Coventry”), an aggregate total of 47,040,794 post-split shares of common stock in consideration of Coventry’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated May 2, 2015, in the original principal amount of $100,000 and in conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated May 2, 2015, 2015.  The total principal converted during the period was $121,910.33. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

During the three months ended September 30, 2015, the Company issued to Service Trading Company, LLC (“STC”), an aggregate total of 16,282,618 post-split shares of common stock in consideration of STC’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated August 11, 2015, in the original principal amount of $66,500. The total principal converted during the period was $28,385. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

During the three months ended September 30, 2015, the Company issued to Vis Vires Group, Inc. (“VVG”), an aggregate total of 12,519,035 post-split shares of common stock in consideration of VVG’s conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated February 19, 2015, in the original principal amount of $43,000. The total principal plus interest converted during the period was $44,720 These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

During the three months ended September 30, 2015, the Company issued to Rocwal Capital. LLC (“Rocwal”), an aggregate total of 19,233,124 post-split shares of common stock in consideration of Rocwal’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated August 19, 2015, in the original principal amount of $23,689. The total principal converted during the period was $13,331. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

During the three months ended September 30, 2015, the Company issued to JDF Capital. LLC (“JFD Capital”), an aggregate total of 13,366,666 post-split shares of common stock in consideration of JDF Capital’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated August 19, 2015, in the original principal amount of $20,200. The total principal converted during the period was $15,500. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

During the three months ended September 30, 2015, the Company issued to LG Capital trading. LLC (“LG Capital”), an aggregate total of 4,875,819 post-split shares of common stock in consideration of LG Capital’s partial conversion of the Company’s outstanding Eight Percent (8%) Convertible Note dated March 12, 2015, in the original principal amount of $75,000. The total principal converted during the period was $4,163.95. These shares were issued in reliance on the exemption from registration provided by Rule 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.

On July 2, 2015, Studio City Rentals, LLC, a Nevada limited liability company (the “SCR”) and the wholly-owned subsidiary of the Company completed the purchase of all assets (“Applebox”) of Applebox Productions, Inc., (“APB”) a film rental production company based in Jacksonville, Florida. The Company paid total consideration of $1,000,000 consisting of (1) $400,000 in cash, and (2) $600,000 in a subordinated note (the “Seller Note”).

The purchase was financed as follows -

Purchase Price	$1,000,000

Closing Costs	34,824

Total	$1,034,824

Financed By:

Studioplex City Rentals, LLC	$84,824

Loeb Term Solutions, LLC	350,000

ABP Short Term Subordinated Debt	100,000

ABP Long Term Subordinated Debt	500,000

Total	$1,034,824

The Seller Note bears interest at eight percent (8%) per annum and is payable in a lump sum or $94,000 on or before the sixtieth day following the closing date, and thereafter in monthly payments of not less than $25,000, with a final payment of all unpaid principal and accrued interest on the first anniversary of the closing date. The Seller Note is secured by the collateral assignment of all purchased assets pursuant to a Security Agreement between the Company and the Seller. The repayment of the Seller Note is subordinated to the payment of the indebtedness of the Company to Loeb Term Solutions, LLC (“Loeb”) described below. FONU2 and Jake Shapiro, Chairman of FONU2, have both unconditionally guaranteed the repayment of the Seller Note. At the date of this filing the Seller Note was in default.

In order to finance a portion of the cash portion of the purchase price and to pay closing costs, FONU2 borrowed $350,000 from Loeb pursuant to a Term Promissory Note (the “Loeb Note”) which is secured by the collateral assignment of all purchased assets pursuant to a Security Agreement between the Company and Loeb. The Loeb Note bears interest at the prime rate plus ten percent (10%) per annual and is paid in 206 consecutive weekly payments of $2,164.39, with a final payment of all outstanding principal and accrued but unpaid interest due on June 19, 2019. The repayment of the Loeb Note is senior to the payment of the indebtedness of the Company to ABP described above. FONU2 and Jake Shapiro, Chairman of FONU2, have both unconditionally guaranteed the repayment of the Loeb Note.

In addition, Studioplex City Rentals, LLC entered into a lease agreement with ABP, to lease warehousing space until arrangements are made to move the equipment to Georgia. The lease is for a period of 2 months, at a cost of $3,500, with the option to renew on a month-to-month basis with 5 days prior notice.

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

On July 23, 2015, the Company announced the approval of the Company’s Master Plan by the Effingham County (Georgia) Board of Commissioners to develop a 1,560 acre full service film production facility.

On August 18, 2015, the Company announced that Effingham County had approved the Company’s initial permit request to begin construction of the entrance, roads, and water lines for its film production studio facility, and the awarding of the grading, road, and water line bids to Preferred Site Construction, LLC.

On September 23, 2015 Mr. Joseph Giamichael tendered his resignation as a member of the Company’s Board of Directors. During the seven months that Mr. Giamichael served on the Board there were no disagreements or conflicts with the Company or other Board Members.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Effective as of October 1, 2014, Our executive offices consist of approximately 4,000 square feet and are located at 135 Goshen Road Ext., Suite 205, Rincon, GA 31326.  The lease is on a 24-month basis, with monthly rent in the amount of $2,730.

On March 6, 2015 the Company entered a twelve-month lease agreement for a property in Savannah, GA at a monthly rental of $3,250. The property is to provide accommodation for officers and directors of the Company, film producers, film directors, screenwriters, movie production artists and crew, and other executives when visiting the Registrant in Georgia.

As of November 1, 2015, the Company entered into a 13 month lease agreement for production offices and warehouse space in Garden City, Georgia. The property is approximately 16,200 square feet and is leased at a monthly rental of $4,000.

ITEM 3. LEGAL PROCEEDINGS

FONU2 anticipates that it (including any subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and FONU2 cannot assure that their ultimate disposition will not have a materially adverse effect on FONU2's business, financial condition, cash flows or results of operations. As of the filing of this document, except as indicated below, We are not a party to any pending legal proceedings, nor are We aware of any government authority contemplating any legal proceeding.

On or about October 18, 2013, Summit Trading (“Summit”) a Bahamian company filed a Demand for Arbitration with the American Arbitration Association in the State of Florida.  The Demand relates to a Consulting Agreement entered into by Summit and Cygnus Internet, Inc. (“Cygnus”) effective as of February 1, 2011, prior to the date of the Agreement and Plan of Reorganization by which the Company acquired the material assets of Cygnus.  In the Demand, Summit demanded the value of 10 percent of the issued and outstanding shares of the Company, as well as punitive damages, interest and any other appropriate relief.  On September 26, 2014, all claims by Summit were denied under binding arbitration in favor of the Company.

On August 28, 2015 Mammoth Corporation (“Mammoth”) filed a complaint against Medient Studios, Inc, (“Medient Studios”) Moon River Studios, Inc. (“Moon River”), Jake Shapiro and the Company. The Complaint claims that Medient Studios / Moon River owes Mammoth $136,953 and seeks additional punitive damages and legal expense recovery from the Company. In addition the complaint seeks to void the transfer of assets from Moon River to the Company, prevent the distribution of the Registrant’s shares to Moon River shareholders and granting temporary injunctive relief against Moon River, Jake Shapiro and the Company. On November 3, 2015, the case was dismissed as per a settlement agreement between Mammoth and the Company.

On August 26, 2015 Robert Lees, (“Lees”) a former CEO of the Company, filed a complaint against the Company demanding payment of a Demand Note for $18,000 plus interest. The Company paid Lees $20,200 and Lees withdrew the complaint on September 21, 2015.

On or about September 7, 2015 Stan Guillaume and the Summit Group of Companies filed a complaint against the Company and Mr. Jeffrey Olweean demanding the immediate return of a $310,044.94 investment plus accrued interest. The investment was made with Zaldiva Comic Books and Collectibles in and about August 2010. The Company believes the claim has no merit and that the statute of limitations on the claim has expired.

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

A minimum holding period of six months is required for re-sales under Rule 144. In addition, affiliates of the Company must comply with certain other requirements, including publicly available information concerning Our Company; limitations on the volume of “restricted securities” which can be sold in any 90-day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

The following table sets forth the range of high and low sales prices for the Company's common stock for each of the fiscal quarters for the past year as reported on the OTC Markets' OTCQB and the OTC Bulletin Board. These prices represent inter-dealer prices without adjustments for mark-up, markdown, or commission and do not necessarily reflect actual transactions

	High	Low
Year Ended September 30, 2015
First quarter	$.7200	$.0800
Second quarter	.0800	.0252
Third quarter	.0580	.0080
Fourth quarter	.0300	.0007

Holders

As of September 30, 2015, We have approximately 1,022 shareholders of record of Our common stock.

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

An aggregate of 70,330,343,200 pre-split shares (175,825,858 post-split shares) were issued upon conversion of Notes in the aggregate amount of $1,173,971 at an average conversion price of $0.000017 per pre-split share ($0.00665 per post-split shares). The convertible debt was purchased by non-affiliated third parties who effected the foregoing conversions.

These shares were issued pursuant to the exemption from registration provided by Section 4(a)(1) of the Securities Act of 1933, as amended, and Rule 144 of the Securities and Exchange Commission.  Pursuant to certain covenants contained in their convertible notes, exclusive of Dr. Hameed, Magna Equities II, LLC (“Magna”) and Vis Vires Group, Inc. (“Vis Vires”), at no time did the investors own more than 4.99% of the Company’s issued and outstanding common stock following any of the above-referenced conversions by such entities.

On October 21, 2014, Magna filed with the Securities and Exchange Commission a Schedule 13G disclosing its ownership of approximately 9.99% of the Company’s issued and outstanding common stock resulting from the above-referenced conversions by Magna.

On January 21, 2015, Dr Hameed filed with the Securities and Exchange Commission a Schedule 13D disclosing its ownership of approximately 10.91% of the Company’s issued and outstanding common stock resulting from a direct purchases on the open market. On February 15, 2015, the Company issued 4,300,000 common shares to Dr. Yusuf Hameed upon his conversion of his three outstanding convertible notes at the time this transaction represented 21.6% of the Company’s issued and outstanding common stock.

On June 26, 2015, Vis Vires filed with the Securities and Exchange Commission a Schedule 13G disclosing its ownership of approximately 9.99% of the Company’s issued and outstanding common stock resulting from the above-referenced conversions by Vis Vires.

Issuer Purchases of Equity Securities

FONU2 did not repurchase any shares of its common stock during the years ended September 30, 2015 or 2014.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Our audited financial statements and notes thereto included herein and “Forward Looking Statements” above.

PLAN OF OPERATIONS

Plan of Operations

The Company is a film studio, production and social commerce company actively developing a film studio complex in Effingham County, Georgia. Pre-construction and engineering have begun on the site with the initial warehouses and sound stages to follow.  In addition to building the film studio, the Registrant’s subsidiary has purchased equipment suitable for film, television and commercial production.  Both the facility space and the equipment will be used by the Registrant for its own productions and be made available for rental to third parties. In addition, the Registrant acquired certain intellectual property rights, including the name “Moon River Studios.”

The Company has made progress in the development of a film studio complex in Effingham County. The milestones and dates completed include:

Milestone	Completion Date
Survey for Water Line	April 2, 2015
Updated Master Plan (submission)	April 13, 2015
Survey for Spine Road	April 15, 2015
Engineering Design for Water Line (submission)	April 16, 2015
Topo Survey for Studio Site (57 + acres)	May 13, 2015
Septic System Drain Field Survey (3+ acres)	June 1, 2015
Septic System Soil Investigation	June 14, 2015
Engineering Design for Spine Road (submission)	June 15, 2015
Revised Master Plan (submission)	July 8, 2015
Further Revised Master Plan (submission)	July 14, 2015
County Commission Approval of Master Plan	July 21, 2015
Grading Permit Approved	Aug 18, 2015
Infrastructure Contract Awarded	Aug 18, 2015
Non-Binding Memorandum of Understanding signed with IDA	Oct 30, 2015

The Company has acquired the worldwide distribution rights to Nick Cassavetes’ film, Yellow. The film is scheduled to be released in 2016 by Screen Media.

The Company’s social media division has previously invested in the development of a precision sales and marketing platform that integrates into the social media networks. The social commerce platform has been suspended. Given the Company’s current emphasis on development of the studios, rental equipment activities and other activities relating to the movie industry, the social commerce activities of the Company are not considered a priority at this time.

The Company would need $250,000 to prepare the platform for a launch, plus $50,000 per month for ongoing operations. An approximately $2,000,000 is required for advertising and marketing.   The Company would require three to four months from date of funding to launch the platform.

Having acquired Studioplex City, LLC, the worldwide distribution rights to Yellow, and the lease to the property in Effingham County, Georgia, the Company established a film division to build and operate a full service movie studio and produce motion pictures.

Over the next twelve months, the Registrant anticipates needing to raise at least $1,000,000 to continue in business, exclusive of capital investments and movie development, production, acquisition and exploitation costs.

RESULTS OF OPERATIONS

For the year ended September 30, 2015, We earned revenues of $18,611. We spent $4,271 on cost of sales, earning a gross margin of $14,340. We had depreciation expense of $47,155, general and product development expenses of $34,124. We incurred $100,902 in compensation and $604,756 on professional fees, investment banking fees and the other professional services. We incurred general and administrative expenses of $891,285 We incurred an interest expense of $1,748,801 a gain on settlement of debt of $13,524, a loss on extinguishment of debt of $21,300 and a loss on derivative liability of $1,713,094. We incurred a loss on impairment of $770,562 and a make whole provision of $491,667. As a result, We had a net loss of $6,395,782 from continuing operations for the year ended September 30, 2015. We incurred a loss from discontinued operations of $36,567. As a result We had a loss for the year ended September 30, 2015 of $6,432,349.

Comparatively, for the year ended September 30, 2014, We earned revenues of $0.  We spent $0 on cost of sales, earning a gross margin of $0. We recorded depreciation expense of $0 and product development expenses of $431,993. We incurred $26,800 on compensation and $982,594 on professional fees investment banking fees and other professional services. We incurred general and administrative expenses of $85,210. We incurred interest expense of $462,959, a gain on settlement of debt of $12,602 and a gain on derivative liability of $583,615. As a result, We had a net loss from continuing operations of $1,393,339 for the year ended September 30, 2014.  We had a profit from discontinued operations of $37,833. As a result We had a loss for the year ended September 30, 2014 of $1,355,506.

The increase in net loss between the year ended September 30, 2014 and 2015 is primarily due to increased general and administrative costs, increased interest expense, increased loss on derivative liability and the loss on impairment.

As a result, We had net cash used by operating activities of $1,081,383 net cash used in investing activities of $218,841 and net cash provided by financing activities of $1,298,123 and net cash flow from discontinued operations of $618 for the year ended September 30, 2015.

Comparatively, We had net cash used by operating activities of $697,698, net cash used in investing activities of $4,919 and net cash provided by financing activities of $626,500 and net cash flow from discontinued operations of $27,333 for the year ended September 30, 2014.

LIQUIDITY

The Company currently finances its operations through investment capital from a number of accredited investors through the issuance of convertible notes. Such exercise of conversion rights can lead to substantial share issuances and potential dilution. Such share issuances may have a negative impact on share liquidity and/or share price. The primary use of the funds is funding the Company’s operations and studio site development. Over the next twelve months, the Company’s cash requirement for capital expenditure and operations is expected to be in excess of $4,000,000. This requirement is expected to be funded by institutional investors and other capital. There can be no assurance that We will be able to raise capital, if at all, upon terms acceptable to the Company. The Company currently has no written agreements, arrangements or understandings with respect to obtaining the necessary capital and there can be no assurance that the Company will be able to raise the required funds. In addition, Our auditors have raised substantial doubt as to Our ability to continue as a going concern.

The Company’s current and future sources of capital are from investors, along with the distribution fees earned from the film Yellow and providing film services. If the Company was unsuccessful at raising additional capital this could lead to the Company’s reduction or termination of operations.

We currently have no firm commitments for capital expenditures within the next year. However, under the terms of the original capital lease with the IDA, various milestones are required to be met in respect of the approved Development Plan. These initially included capital expenditures for the years respectively ended December 31 of $20,000,000 (2015), $25,000,000 (2016), $30,000,000 (2017) and $15,000,000 (2018-2033). These capital expenditure requirements were subsequently revised to $2,000,000 per year for a period of five years beginning in 2016. Lower milestones were subsequently agreed to the in the form of a non-binding Memorandum of Understanding with the IDA.

For the year ended September 30, 2015, We used cash in operations of $1081,383 consisting primarily of Our net loss partially offset by a $267,597 accretion expense for land lease, $47,155 on depreciation expense, $1,713,094 on loss on derivative liability, $1,350,724 on amortization of debt discount, $770,562 on loss on asset write off, $ 491,667 on make whole provision, loss on settlement of debt $7,776, $44,013 amortization of Deferred Financing Costs, $3,000 on OID, $25,174 on stock compensation expense on employee and $148,750 on stock compensation expense on third-party.

A further $20,571 was spent on fixed assets, $136,770 was spent on site development, $11,500 was paid to acquire intangible assets and $50,000 was paid for film related assets resulting in Our net cash used in investing activities of $218,841.

We received $1,115,276 on convertible notes, $302,000 on notes payable. We paid $91,016 of deferred financing cost and made principal payments on long term debt of $28,137. As a result we had cash provided by financing activities of $1,298,123.

Cash flow from the loss on discontinued operations was $618.

As a result We had a net decrease in cash flow of $2,719.

We had the following Non Cash transactions: we received $4,979,902 from shares issued for the capital lease, $2,432,580 from write off of derivative liability and APIC, $1,676,739 from debt discount from derivative liability, $1,173,971 from conversion of notes and accrued interest, $259,062 from preferred stock issued for the acquisition of Studioplex City, LLC, $166,667 from shares issued for Eagle Productions, LLC, $40,517 for exchange of note payable to convertible debt, $18,000 from exchange of $18,000 note payable for $20,200 of convertible debt. We received $23,689 from the exchange of account payable for convertible debt, $25,000 from note payable assumed by third party, $10,000 from deemed distribution from shares issued for capital lease, $500,000 stock liability for stock issued for services, $950,000 from debt issued for purchase of film related assets (primarily equipment), $100,000 from stock issued to settle debt, $108,000 from invoices converted to debt, and $26,283 from interest paid for the year. A benefit of $787,575 from the assumption of debt in acquiring an intangible asset was offset by the $787,575 being written off to APIC.

For the year ended September 30, 2014, we had cash used in operations of $697,968 consisting primarily of Our net loss partially offset by $4,476 depreciation expense, $416,126 amortization of debt discount, $650,242 stock compensation expense, $5,719 gain on settlement of payroll liability, and $583,615 gain on derivative liability. A further $4,919 was spent on fixed assets resulting in our net cash used in investing activities of $4,919. We received $416,500 on convertible notes, $25,000 on notes payable, $18,000 from related party and $130,000 from common and preferred stock issued for cash, and $90,000 from Warrants that were exercised. We repaid $53,000 of convertible notes. As a result We had cash provided by financing activities of $626,500.

Cash Flow from discontinued operations was $27,333.

As a result We had a net decrease in cash flow of $49,054.

We had the following non cash activities; $12,500 from accrued interest enrolled into notes payable, $14,339 from shares issued for settlement of accounts payable, $86,000 for shares issued for settlement of payroll liabilities, $195,719 from shares issued for related party debt, $225,965 from shares issued for convertible notes payable and related interest, $485,795 from debt discount from derivative liability, $623,975 from write-off of derivative liability to APIC, $124,601 for discontinued operations reclassification.

Off - Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of September 30, 2015.

Capital Resources

The Company has common stock and preferred stock as Our capital resources.

As at September 30, 2015 the Company had the following commitments for capital expenditures within the next year, and, the Company intended to incur significant expenses and capital expenditures as part of Our business plan, which includes a minimum of $4,000,000 over the next twelve months, of which the Company’s cash requirement for capital expenditure and operations is expected to be in excess of $2,000,000. This requirement is expected to be funded by institutional investors and other capital resources. There can be no assurance that We will be able to raise capital, if at all, upon terms acceptable to the Company, and there can be no assurance that the Company will be able to raise the required funds. In addition, Our auditors have raised substantial doubt as to Our ability to continue as a going concern.

The Company’s current and future sources of capital are from investors, distribution fees earned from the film Yellow, and providing film services. If the Company was unsuccessful at raising additional capital this could lead to the Company’s reduction or termination of operations.

We currently have no firm commitments for capital expenditures within the next year. However, under the original terms of the capital lease with the IDA, various milestones are required to be met in respect of the approved Development Plan. These included capital expenditures for the years respectively ended December 31 of $20,000,000 (2015), $25,000,000 (2016), $30,000,000 (2017) and $15,000,000 (2018-2033). These capital expenditure requirements were subsequently revised in a non-binding MOU to $2,000,000 per year for a period of five years beginning in 2016. The Company was unable to meet these targets for December 31, 2015 but on October 30, 2015 the Company agreed to an amended MOU with significantly reduced targets.

Need for Additional Financing

We require substantial funding of a minimum of approximately $2,000,000 within the next twelve months for the design and construction of a fully integrated film production facility that will enable efficiencies of scale and eliminate traditional waste. The Company is focusing on feature film projects that can be filmed on the Company’s property, or surrounding locations, to minimize costs and maximize efficiencies.

The social commerce business currently has an incomplete web-site that requires between $400,000 to $1,000,000 in financing to complete the application and re-launch services. The majority of funding still required is to resolve technical issues, update platform utilities, marketing, and to staff the operational support team.

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

28

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders

FonU2, Inc.

Rincon, Georgia

We have audited the accompanying consolidated balance sheets of FonU2, Inc. (the “Company”) as of September 30, 2015 and September 30, 2014 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FonU2, Inc. as of September 30, 2015 and September 30, 2014 and the results of its operations and its cash flows for each of the years then ended , in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative operating cash flow and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 31, 2016

FONU2, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2015	2014
ASSETS
Current Assets
Cash	$2,424	$5,143
Prepaid expenses and other current assets	12,448	31,516
Assets from discontinued operations	-	35,949
Total Current Assets	14,872	72,608

FIXED ASSETS	6,104,036	-

OTHER NON-CURRENT ASSETS
Deposits	6,500	-
Debt issuance costs	47,003	-

Total Other Assets	53,503	-

TOTAL ASSETS	$6,172,411	$72,608

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	156,336	7,866
Accrued interest	126,476	32,208
Accrued payroll	89,648	10,002
Capital lease obligation – short term	555,555	-
Derivative liability	1,205,133	247,880
Notes payable, net of debt discount of $20,497 and $0, respectively	834,410	19,000
Convertible notes payable, net of debt discount of $463,248 and $132,730, respectively	651,556	195,320
Notes payable – related party	2,000	18,000
Make whole provision	491,667	-
Total Current Liabilities	4,112,781	530,276

Non-Current Liabilities
Notes payable	409,439	-
Convertible notes payable	-	25,000
Capital lease obligation	4,691,944	-
Total Non-Current Liabilities	5,101,383	25,000

Total Liabilities	9,214,164	555,276

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock Series A; $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock Series B; $0.001 par value, 20,000,000 shares authorized, 6,250 and 0 shares issued and outstanding	6	-
Common Stock; $0.001 par value, 2,000,000,000 shares authorized, 372,418,542 and 312,284 shares issued and outstanding, respectively	372,419	312
Additional paid-in capital	43,419,204	39,918,053
Accumulated deficit	(46,833,382)	(40,401,033)
Total Stockholders’ Equity (Deficit)	(3,041,753)	(482,668)
TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,172,411	$72,608

The accompanying notes are an integral part of these consolidated financial statements

FONU2, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended
	September 30,
	2015	2014

REVENUES	$18,611	$-

COST OF SALES	4,271	-

GROSS (DEFICIT) MARGIN	14,340	-

OPERATING EXPENSES
Product development	34,124	431,993
Depreciation	47,155	-
Salaries and wages	100,902	26,800
Professional fees	604,756	982,594
General and administrative	891,285	85,210
Total Operating Expenses	1,678,222	1,526,597

OPERATING LOSS	(1,663,882)	(1,526,597)

OTHER INCOME (EXPENSE)
Loss on impairment	(770,562)	-
Gain on settlement of debt	13,524	12,602
Loss on extinguishment of debt	(21,300)	-
Gain (loss) on derivative	(1,713,094)	583,615
Make whole provision	(491,667)	-
Interest expense, net	(1,748,801)	(462,959)
Total Other Income (Expense)	(4,731,900)	133,258

NET LOSS FROM CONTINUING OPERATIONS	(6,395,782)	(1,393,339)

Net (loss) profit from discontinued operations	(36,567)	37,833

NET LOSS	$(6,432,349)	$(1,355,506)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	144,231,408	87,551,511

The accompanying notes are an integral part of these consolidated financial statements

FONU2, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Preferred Stock				Additional		Total Stockholders’
	Series A		Series B		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2013	-	$-	-	$-	167,631	$168	$37,907,677	$(39,045,527)	$(1,137,682)

Common stock issued for services	-	-	-	-	34,604	34	650,208	-	650,242

Common stock issued for notes payable	-	-	-	-	95,734	96	501,869	-	501,965

Common stock issued for cash	-	-	-	-	8,125	8	129,992	-	130,000

Common stock issued for stock options	-	-	-	-	5,625	5	89,995	-	90,000

Common stock issued for debt settlement	-	-	-	-	565	1	14,337	-	14,338

Reclassification of derivative liabilities on convertible debt	-	-	-	-	-	-	623,975	-	623,975

Net loss for the year ended September 30, 2014	-	-	-	-	-	-	-	(1,355,506)	(1,355,506)

Balance, September 30, 2014	-	-	-	-	312,284	312	39,918,053	(40,401,033)	(482,668)

Common stock issued for services	-	-	-	-	7,650,000	7,650	141,100	-	148,750

Common stock issued for notes payable	-	-	-	-	175,825,858	175,826	998,145	-	1,173,971

Common stock issued for debt settlement	-	-	-	-	2,800,000	2,800	118,500	-	121,300

Common stock issued for lease	-	-	-	-	10,000,000	10,000	(10,000)	-	-

Common stock issued for employee compensation	-	-	-	-	832,216	832	24,342	-	25,174

Common stock issued for prepaid services	-	-	-	-	8,333,333	8,333	491,667	-	500,000

Common stock issued for purchase of Eagle Productions	-	-	-	-	166,666,667	166,667	(166,667)	-	-

Cancellation of common stock	-	-	-	-	(1,816)	(1)	2	-	1

Preferred stock Series B issued for Studioplex acquisition	-	-	6,250	6	-	-	259,056	-	259,062

Reclassification of derivative liabilities on convertible debt	-	-	-	-	-	-	2,432,581	-	2,432,581

Write off of intangible asset to APIC	-	-	-	-	-	-	(787,575)	-	(787,575)

Net loss for the year ended September 30, 2015	-	-	-	-	-	-	-	(6,432,349)	(6,432,349)

Balance, September 30, 2015	-	$-	6,250	$6	372,418,542	$372,419	$43,419,204	$(46,833,382)	$(3,041,753)

The accompanying notes are an integral part of these consolidated financial statements

FONU2, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,395,782)	$(1,393,339)
Items to reconcile net loss to net cash used in operating activities:
Depreciation expense	47,155	4,476
Accretion expense on land lease	267,597	-
Amortization of debt discount	1,350,724	416,126
Loss (gain) on derivative liability	1,713,094	(583,615)
Make whole provision	491,667	-
Amortization of debt financing costs	44,013	-
Gain due to forgiveness of debt	-	(5,719)
Stock based compensation	173,924	650,242
Loss on settlement of debt	21,300	-
Settlement of note payable	(13,524)	-
Original issue discount	3,000	-
Loss on impairment of assets	770,562	-
Changes in operating assets and liabilities
Decrease in prepaid and other assets	12,568	185,381
Increase (decrease )in accounts payable	189,197	(7,480)
Increase in accrued expenses	243,122	35,960
Net Cash Used by Operating Activities	(1,081,383)	(697,968)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(20,571)	(4,919)
Cash Paid for site development	(136,770)	-
Cash Paid for intangible assets	(11,500)	-
Purchase of film related assets	(50,000)	-
Net Cash Used In Investing Activities	(218,841)	(4,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	302,000	25,000
Proceeds from convertible notes payable	1,115,276	416,500
Payment for deferred financing costs	(91,016)	-
Principal payments on notes payable	(28,137)	-
Cash paid for debt issuance costs	-	(53,000)
Common and preferred stock issued for cash	-	130,000
Common stock issued for stock option exercise	-	90,000
Proceeds from related party note payable	-	18,000
Net Cash Provided by Financing Activities	1,298,123	626,500

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash (used in) provided by operating activities	(618)	27,333

NET DECREASE IN CASH	(2,719)	(49,054)
CASH AT BEGINNING OF PERIOD	5,143	54,197
CASH AT END OF PERIOD	$2,424	$5,143

The accompanying notes are an integral part of these consolidated financial statements

FONU2, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	Year Ended
	September 30,
	2015	2014
CASH PAID FOR:
Interest	$1,200	$6,207
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for capital lease	$4,979,902	$-
Write off of derivative liability to additional paid-in capital	$2,432,580	$623,975
Debt discount from derivative liability	$1,676,739	$485,795
Conversion of notes payable and accrued interest	$1,173,971	$-
Preferred stock Series B issued for Studioplex City, LLC	$259,062	$-
Common stock issued for Eagle Productions, LLC	$166,667	$-
Common stock issued for debt settlement	$100,000	$225,965
Note payable assumed by third party	$25,000	$-
Deemed distribution – common stock issued for capital lease	$10,000	$-
Deemed dividend to common control party	$787,575	$-
Stock liability for stock issued for services	$500,000	$-
Debt issued to purchase film related assets	$950,000	$-
Common stock issued for related party debt	$100,000	$-
Common stock issued for related party debts	$-	$195,719
Common stock issued for settlement of payroll liability	$-	$86,000
Conversion of accounts payable to notes payable	$-	$12,500
Common stock issued in settlement of accounts payable	$-	$14,338

The accompanying notes are an integral part of these consolidated financial statements

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The Fonu2, Inc. (the “Company” or “FONU2”) was originally incorporated in the State of Florida on August 11, 1997 under the name of Zaldiva Cigarz & Newz. In October 2001, the Company amended its articles of incorporation to change its name to Zaldiva, Inc. On December 2, 2011, the Company changed its domicile to Nevada. On April 11, 2012, the Company filed a certificate of amendment with the State of Nevada to change its name to FonU2 Inc.

FONU2 is a film studio, production and social commerce company actively developing a film studio complex in Effingham County, Georgia. Pre-construction and engineering have begun on the site with the initial warehouses and sound stages to follow.  In addition to building the film studio, the Company’s subsidiary has purchased equipment suitable for film, television and commercial production.  Both the facility space and the equipment will be used by the Company for its own productions and be made available for rental to third parties. In addition, the Company acquired certain intellectual property rights, including the name “Moon River Studios.”

Accounting Method

The Company prepares its financial statements on the accrual method of accounting. FONU2 has elected a September 30 year-end.

Principals of Consolidation

The consolidated financial statements include those of FonU2, Inc., and its wholly-owned subsidiary Moon River Rentals, LLC. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible debt instrument, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There are no such common stock equivalents outstanding as of September 30, 2015 and 2014.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Reclassification

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended September 30, 2015, with no effect on previously reported net income or stockholder’s equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Fixed Assets

Property and equipment are carried at cost, less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing assets. Maintenance and repairs are charged to current operations as incurred. Upon sale, retirement, or other disposition of these assets, the costs and related accumulated depreciation are removed from the respective accounts, and any gain or loss on the disposition is included in other income.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life

Rental equipment	1 – 10 years
Furniture and fixtures	5 years
Computer equipment	3 years
Vehicles	3 years

	September 30,
	2015	2014
Fixed assets:
Site development	$150,718	$-
Land lease	4,979,902	-
Rental equipment	942,080	-
Computer equipment	9,707	-
Furniture and fixtures	10,864	-
Vehicles	57,920	-
Less: Accumulated depreciation	(47,155)	-
Total fixed assets	$6,104,036	$-

Depreciation expense was $47,155 and $0 for the years ended September 30, 2015 and 2014, respectively.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the year ended September 30, 2015 $950,000 of note payable was issued and $50,000 of cash was paid to purchase of film related assets and $20,576 of cash was paid for other fixed assets.

Debt Issuance Costs

Costs incurred in issuing convertible notes and notes payable are capitalized as debt issuance costs. Debt issuance costs are amortized over the term of the related debt instrument.

During the year ended September 30, 2015, the Company paid $91,016 for debt issuance costs and amortized $44,013 to interest expense. As of September 30, 2015 and 2014, the amount of unamortized debt issuance Costs was $47,003 and $0 respectively.

Long Lived Assets

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of Financial Accounting Standards Board Accounting Series Codification (ASC) Topic 360, “Property, Plant and Equipment.” The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.

Capital Lease

The Company accounts for capital leases in accordance with ASC 840 “Leases”. Capital lease assets were recorded at the net present value of the capital lease obligation, which is recalculated using a revised discount rate. The revised discount rate represents the Company’s weighted average cost of capital to September 30, 2015. The value of the Lease shall be recalculated on an annual basis using updated discount rates if applicable.

Derivative Financial Instruments.

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (ASC 815) and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company's policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for the Company's liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model's output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above.

The conversion options embedded in Our debt instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities.

Revenue Recognition

During the year ended September 30, 2015 the Company's revenues were generated from the rental of film equipment. The Company recognizes such revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 14 “Revenue Recognition”, whereby revenue is recognized when all four of the following criteria have been met:

Persuasive evidence of an arrangement exists.

The substance of a transaction (and not just its form) indicates that a sale transaction has indeed taken place.

Delivery is complete.

Ownership of the goods must have shifted to the buyer, as well as the risks of ownership. The buyer must also have accepted the goods.

The seller’s price to the buyer is fixed or determinable

The buyer no longer has the contractual right to unilaterally terminate or modify the contract price.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Collectivity is reasonably assured

If it is not possible to make a reasonable estimate of the amount of the allowance for doubtful accounts, then do not recognize a sale until it is possible to do so. If there is uncertainty of the collection of cash from a sale transaction, sale recognition should be deferred until payment has been received.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Research and Development

Research and development cost are charged to operations as incurred.

Income Taxes

Provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustment to the tax provision or benefit in the period of enactment.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” (ASC 820) and ASC 825, “Financial Instruments” (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, fixed assets, accounts payable, notes payable and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table sets forth by level with the fair value hierarchy the Company's financial assets and liabilities measured at fair value on September 30, 2015 and 2014:

September 30, 2015

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$1,205,133	$1,205,133

September 30, 2014

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative financial instruments	$-	$-	$247,880	$247,880

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had nor is not expected to have a material impact on the Company’s financial position or statements.

2.       GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $46,833,382 as of September 30, 2015, and negative working capital of $3,660,484. During the year ended September 30, 2015 the Company realized negative cash flows from operations totaling $1,081,383. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These items raise substantial doubt about its ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.       SITE DEVELOPMENT COSTS

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

In accordance with US GAAP requirements site development costs consist of site preparation and site improvements (other than buildings) that ready the land for use. The costs associated with improvements to land are added to the cost of the land. All acquisitions of land and land improvements are capitalized. Land and land improvements are inexhaustible assets and do not depreciate over time.

The Company is developing this property with a view to building a motion picture studio. During the years ended September 30, 2015 and 2014, the Company has expended $150,718 and $0 on site development costs, including but not limited architects, and civil engineers etc. As of September 30, 2015 $150,718 was invoiced and of that $136,770 was paid.

4.        CAPITAL LEASE

On February 10, 2015 the Company entered into a Lease Purchase and Assignment Agreement (“Lease Agreement”) with Moon River Studios, Inc., (“Moon River”) formerly known as Medient Studios, Inc. (“Medient”) whereby the Company purchased a land lease (“Lease”) relating to property predominantly in Effingham County, GA, along with various other assets of Moon River, including the name “Moon River Studios”. Mr. Jake Shapiro, Chairman of the Company was formerly the Chief Executive Officer of Medient. As consideration for this purchase, the Company agreed to the issuance of ten million shares of the Company’s common stock, payment for registering the shares, plus the Company’s assumption of $10,000,000 of Medient liabilities under the terms of the Lease.

The Company has accounted for the value of the Lease as the net present value of the capital lease obligation which was recalculated at the year ending September 30, 2015 using a revised discount rate of 8.26%. This represents the Company’s weighted average cost of capital to September 30, 2015. The value of the Lease shall be recalculated on an annual basis using updated discount rates if applicable.

The interest expense has been increased by $267,597 and $0 in the year ended September 30, 2015 and 2014, respectively, relative to the recalculated present value of the minimum lease payments.

Accordingly, the capital lease obligation as at September 30, 2015 is $5,247,499, of which $555,555 is a current liability and $4,691,944 is a term liability.

The Lease Agreement was entered on August 21, 2013, with the Effingham County Industrial Development Authority (the “IDA”). Under the Lease, approximately 1,560 acres of land located primarily within Effingham County, Georgia was leased. The Lease is effective from August 21, 2013 through July 1, 2033. No interest is payable and no payments are due for the first two years, with the total rent of $10 million being paid in 18 equal annual installments, commencing February 28, 2016. The Company is obligated to pay additional rent if it does not achieve the specified goals of $90 million in investment and 527 jobs on or before the end of year 5 (five). During the five year period there are also a number of mutually agreed milestones to be met. If not met, the Company will be subject to various default provisions. At the end of the Lease, the Company has the option to purchase the Property for $100. The Lease has been accounted for as a capital lease and the net present value of the minimum lease payments under the Lease is $4,979,902 as at September 30, 2015 and $0 as at September 30, 2014.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On October 30, 2015 the Company signed a non-binding Memorandum of Understanding (“MOU”) with the Effingham County Industrial Development Authority (“IDA”) regarding the termination of the Lease Agreement and renegotiating a new lease for the movie studio project. Under the terms of the MOU the planned movie studio site has been reduced from 1,560 acres to approximately 51 acres in Effingham County, commonly known as the “North Tract” (within the site covered by the original lease) anticipating a minimum of $10 Million in direct capital expenditure and the creation of 250 full time jobs within five (5) years by the Company. Under the MOU -

i)	The former Phase 1 of the Master Plan will be on a site of approximately 51 acres (reduced from 1,560 acres).
ii)	Ten (10) years of 100% ad valorem tax abatement with a lease payment at a rate of $51,000 (reduced from $555,555) per annum.
iii)	Will allow for use via lease on unencumbered property from time to time
iv)	IDA to fund and complete access road and water line to the site.
v)	The Company to use on-site septic system (with no further obligation by IDA for wastewater treatment).
vi)	IDA to control all acreage outside the lease agreement
vii)	Minimum full time and permanent jobs to be created and maintained of 250 within five (5) years. Cumulatively 95 (year 1), 100 (year 2), 150 (year 3), 200 (year 4) and 250 (year 5). This was reduced from the original 1,000 jobs by end of year 5.
viii)	Minimum of $10 Million capital investment in buildings and/or equipment within five (5) years at an annual minimum rate of $2 Million (reduced from $90 Million over 5 years).
ix)	Buy out at net present value by a mutually agreed appraiser after year two (2) cumulative targets have been met.

The impact on the Capital Lease Obligation is being evaluated but will be inconclusive until the final terms are agreed.

5.       FILM ASSETS

On February 12, 2015, the Company acquired the worldwide distribution rights for the movie Yellow from Medient Studios, Inc. (“Medient”). Mr. Jake Shapiro, Chairman of the Company was formerly the Chief Executive Officer of Medient. Under terms of the agreement, the Company will receive, in addition to a profit share, a 10% (ten percent) distribution fee, and a 20% (twenty percent) return on all funds expended associated with the acquisition of the rights, print and advertising, marketing, and other expenses associated with the release of the movie. As consideration, the Company has committed to provide these costs and fees, along with the assumption of various costs and liabilities costs associated with the movie (“Film Costs”). Film Costs assumed totaled $787,575. Included within this amount is $23,689 owed to Megan Murphy by Medient. The Company will, from time to time, advance miscellaneous funds on behalf of Moon River Studios’ expenses, and will recoup such funds from the exploitation of the movie.

Film assets include Film Costs and the costs of the film rights that were acquired by the Company plus additional costs incurred prior to release. Films are amortized using the individual film forecast method, and the costs are amortized pro-rata for the current period’s revenue over management’s estimate of ultimate revenue.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Film assets are presented as the lower of amortized cost or estimated fair value. Each film is reviewed quarterly and if circumstances indicate that the fair value of the film (calculated as the discounted future cash flows from the film) is less than its unamortized cost, then impairment will be recorded. Estimates of future revenue are based on the best information currently available, but do involve uncertainty, and it is possible that reductions in the carrying value of the film assets may be required as a result of changes in circumstances that affect the revenue estimates for the future.

However, as at the date of the acquisition of the distribution rights of Yellow, both Medient and the Company were deemed to be under common control. Therefore, although in previous quarters the Company has capitalized the various Film Costs, as at September 30, 2015, the Company has determined that this should not be the case, and, accordingly has written off the Film Costs of $787,575, reducing Additional Paid In Capital by the same amount.

Under an option agreement with the writers of the script for the movie Effa the Company paid $8,000 for an 18-month option to finance, produce and exploit the rights of the movie. The Company had the right to extend the option at the end of the initial 18 months for a further 12 months for a further payment of $8,000. A further $3,500 was expended relating to consultancy services in respect of the movie. On October 26, 2015, this option was assigned to Penny Marshall or her assignees. Therefore the cost of the foregoing option has been written off as at September 30, 2015.

During the quarter ended December 31, 2014 the Company acquired Studioplex City, LLC, the sole asset of which was a two picture deal with director Penny Marshall. Subsequently, on October 26, 2015, Studioplex City, LLC signed a mutual release to terminate the agreement in respect of the motion picture Effa, and assigned the option on the script to Penny Marshall or her assignees.

The Company acquired Studioplex City, LLC with the issuance of 6,250 shares of Series B preferred stock. The shares were issued to Mr. Jake Shapiro, who was subsequently appointed Chairman of the Company. The shares were valued at $400.00 per share. At the time of the acquisition the Company had a market valuation of $359,765. Upon closing of the transaction the Series B preferred stock had 65% voting control of the Company. Accordingly the Company has valued the Film Asset as 65% of the value of the Company i.e. $759,062. On February 8, 2015 the Company issued 7,083,333 shares of common stock valued at $425,000 to Penny Marshall and 1,250,000 shares of common stock valued at $75,000 to her agent Michael Mann.

Pursuant to the agreement entered between the Company and Nutmeg Productions, Inc. (“Nutmeg”) for the directing services of Penny Marshall, the Company has guaranteed that the value of the number of shares of stock so issued shall at all times be equal to the sum of $425,000. Such Guarantee shall be in place for a period of six (6) months from the date of the issuing of the stock (February 18, 2015) (said date of availability for sale is termed “Sale Date”), whereupon Nutmeg is able thereafter to sell the stock. Should the net proceeds of the stock as at Sale Date be less than $425,000 (“Shortfall”) the Company shall be liable to pay to Nutmeg any Shortfall by either:

a) Paying Nutmeg the difference, or

b) Issuing further stock (“Further Stock”) to Nutmeg.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Pursuant to the agreement entered between the Company and Nutmeg Productions, Inc. for the directing services of Penny Marshall, the Company has guaranteed that the value of the number of shares of stock issued to Michal Mann (“Mann”) as Ms. Marshall’s manager, that shall at all times be equal to the sum of $75,000. Such Guarantee shall be in place for a period of six (6) months from the date of the issuing of the stock (February 18, 2015) (said date of availability for sale is termed “Sale Date”), whereupon Mann is able thereafter to sell the stock. Should the net proceeds of the stock as at Sale Date be less than $75,000 (“Shortfall”) the Company shall be liable to pay to Mann any Shortfall by either:

a) Paying Mann the difference, or

b) Issuing further stock (“Further Stock”) to Mann.

As of September 30, 2015, the amount of the Shortfall was $491,667 that would be accounted for as Make Whole Provision Liability. Subsequently, on October 26, 2015, Studioplex City, LLC signed a mutual release to terminate the agreement with Nutmeg Productions, Inc. Accordingly, The Company has written off the value if the asset as at September 30, 2015.

In addition, cash payments of $8,000 were made to the writers for an option on the screenplay, and $3,500 was paid for consultancy services including sales forecast analysis. This was also written off by the Company.

Total impairment expense for the year ended September 31, 2015 is $770,562.

6.       EAGLE PRODUCTIONS

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

While Eagle was formed by the Company’s Chairman, Mr. Shapiro, under the terms of the Rights Acquisition Agreement, Mr. Shapiro has assigned 99% of the distribution revenues to the benefit of the Company. Film producer Wendi Laski was appointed as managing director of Eagle. On October 26, 2015, Studioplex City, LLC signed a mutual release to terminate the agreement in respect of the motion picture Effa, and assigned the option on the script to Penny Marshall or her assignees. The 166,666,667 shares of common stock were canceled and returned to the Company’s treasury. On November 25, 2015, Eagle was terminated with the Secretary of State of Georgia.

Medient has approximately 4,000 shareholders of record and, all officers and directors have resigned.

Given that Eagle and the Company shared common control, the consideration has been accounted for through Additional Paid In Capital.

7.       DERIVATIVE INSTRUMENTS

During the year ended September 30, 2014, the Company issued additional debt instruments convertible into common stock at a discount ranging from 42% - 60% to the average of the three lowest closing prices during the ten days prior to conversion, and 40% discount to the lowest trading price in the 25 trading days previous to conversion. During the year ended September 30, 2015, the Company issued debt instruments that were convertible into common stock at discounts ranging from 42% to 61% market prices. The conversion options embedded in these instruments contain no explicit limit to the number of shares to be issued upon settlement and as a result are classified as liabilities under ASC 815. Additionally, because the number of shares to be issued upon settlement is indeterminate, all other share settle-able instruments must also be classified as liabilities.

During the years ended September 30, 2015 and 2014, debt discounts of $1,676,739 and $485,795, respectively, was recorded as a result of these derivative liabilities, $1,350,724 and $416,126 of which was amortized into interest expense for the years ended September 30, 2015 and 2014, respectively.

During 2015, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the changes in the derivative liabilities during the years ended September 30, 2015 and 2014:

Balance as of September 30, 2013	$969,675
Additions due to new convertible debt and warrants issued	485,795
Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(623,975)
Change in fair value	(583,615)
Balance as of September 30, 2014	247,880
Additions due to new convertible debt and warrants issued	1,676,739
Reclassification of derivative liabilities to additional paid-in capital due to conversion of debt	(2,432,580)
Change in fair value	1,713,094
Balance as of September 30, 2015	$1,205,133

The Company uses the Black Scholes Option Pricing Model to value its derivatives based upon the following assumptions: for 2015: dividend yield of -0-%, volatility of 149-1,271%, risk free rate of 0.01-0.99% and an expected term of 0.10-3.04; for 2014: dividend yield of -0-%, volatility of 174-449%, risk free rate of 0.11-0.18% and an expected term of 0.25 to one year.

8.       NOTES PAYABLE – RELATED PARTY

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

On August 5, 2014 the Company borrowed $18,000 from a related party (former CEO Robert Lees) in the form of a note payable.  The note was repaid in full during 2015.

On September 30, 2015 Jake Shapiro, Chairman of the Company lent the Company $2,000 (“Director Loan”). The Director Loan is unsecured, bears no interest and is repayable on demand. As at September 30, 2015 and the date of filing the amount outstanding remains at $2,000 and there has been no demand for repayment.

9.       NOTES PAYABLE

Notes payable consists of the following:

	September 30,
	2015	2014
Note payable issued May 12, 2012 for cash of $19,000, due on demand, interest at 10% per annum, unsecured.	$-	$19,000
Note payable issued January 19, 2015 for accounts payable, due on September 23, 2015, interest at 0% per annum, unsecured.	30,000	-
Note payable issued February 17 2015 for cash of $78,000, due April 29, 2016, interest at 0% per annum, unsecured.	37,483	-
Note payable issued June 24, 2015 for cash of $250,000 and a face value of $275,000, due May 29, 2015 interest at 5% per annum, unsecured.	275,000	-
Note payable issued July 2, 2015 for cash of 350,000, due in 206 consecutive weekly payments of $2,164 through June 19, 2019, interest at the prime rate plus 10% per annum, unsecured.	321,863	-
Note payable acquired in acquisition July 2, 2015, due in quarterly installments of $25,000 beginning August 29, 2015, interest at 8% per annum, guaranteed by the Company and its Chairman.	600,000	-
Total	1,264,346	19,000
Less current portion	(854,907)	(19,000)
Long-term notes payable	$409,439	$-

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Maturities under the obligations described above are as follows at September 30, 2015:

2016	$854,907
2017	312,424
2018	97,015
Total	$1,264,346

On May 1, 2012 the Company entered into a loan agreement for $19,000. The loan bears interest at a rate of 10% per annum and is due on demand. On February 5, 2015 this note was settled for $25,000 with another note.

On January 19, 2015, the Company entered into a promissory note with a supplier in settlement of outstanding invoices of $30,000. The note does not accrue interest and was due in full on September 23, 2015.

On February 17, 2015, the Company entered into a $40,517 promissory note with an unrelated third party, which was assumed from Medient Studios, Inc.  On April 29, 2015, the Company assumed a $78,000 promissory note from Medient Studios, Inc that replaced the $40,517 promissory note with additional borrowing of $37,483. The promissory does not accrue interest, is due no later than April 29, 2016 and is unsecured. On August 13, 2015 $40,517 was repaid by the Company and as of September 30, 2015, the amount of principal outstanding was $37,483.

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

On June 4, 2015, the Company issued 5% Secured Promissory Note with a face amount of $275,000 for proceeds of $250,000 (the “Note”). The Note bears interest at 5% per annum, is to be paid over four quarters beginning August 29, 2015, with a final payment of all remaining principal, accrued interest and any fees then due on May 29, 2016. Any overdue principal bears interest at twenty-two (22%) per annum.

The payment of the Note is secured by the pledge by Mr. Jake Shapiro, Chairman of the Company, of 1,875 shares of the Company’s Series B Convertible Preferred Stock owned by Mr. Shapiro. Additionally, the Company issued Common Stock Purchase Warrants to SBI for 500,000 shares of common stock exercisable at $0.015 per share for a three (3) year period. The Company analyzed the attached warrants for derivative accounting consideration under ASC 815-15 “derivatives and Hedging” and determined that the derivative instrument should be classified as a liability, resulting the Company recognizing a debt discount of $5,999.

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

As part of the financing of the purchase of the assets of Applebox Productions, Inc. (“ABP”) on July 2, 2015, the Company issued a note payable in the amount of $600,000 (“Seller Note”). The Seller Note bears interest at eight percent per annum and is payable in a lump sum of $94,000 on or before the sixtieth day following the closing date, and thereafter in monthly payments of not less than $25,000, with a final payment of all unpaid principal and accrued interest on the first anniversary of the closing date. The Seller Note is secured by the collateral assignment of all purchased assets pursuant to a security agreement between the Company and the Seller. The repayment of the Seller Note is subordinated to the payment of the indebtedness of the Company to Loeb Term Solutions, LLC (“Loeb”) described below. FONU2 and Jake Shapiro, Chairman of FONU2, have both unconditionally guaranteed the repayment of the Seller Note. At the date of this filing the Seller Note was in default.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In order to finance a portion of the cash portion of the purchase price and to pay closing costs, FONU2 borrowed $350,000 from Loeb pursuant to a Term Promissory Note (the “Loeb Note”) which is secured by the collateral assignment of all purchased assets pursuant to a Security Agreement between the Company and Loeb. The Loeb Note bears interest at the prime rate plus 10% per annual and is paid in 206 consecutive weekly payments of $2,164, with a final payment of all outstanding principal and accrued but unpaid interest due on June 19, 2019. The repayment of the Loeb Note is senior to the payment of the indebtedness of the Company to ABP described above. FONU2 and Jake Shapiro, Chairman of FONU2, have both unconditionally guaranteed the repayment of the Loeb Note. During the year to September 30, 2015 the Company paid $28,137 under the terms of the Loeb Note. As at September 30, 2015 the amount outstanding on the Loeb Note was $321,863.

During the period ended September 30, 2015, the Company recorded $30,999 new debt discount of which $5,999 is from the warrant attached to the debt, and amortized a total of $10,502 to interest expense, leaving total unamortized debt discounts of $20,497 as of September 30, 2015.

10.       CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	September 30,
	2015	2014
Convertible note payable issued November 6, 2013 for cash of $78,500, due August 8, 2014, original issue discount of 8%, unsecured.	$-	$51,560
Convertible note payable issued November 13, 2013 for cash of $137,500, due November 13, 2015, interest at 12% per annum, unsecured.	-	94,990
Convertible note payable issued January 24, 2014 for cash of 78,500, due October 28, 2014, interest at 8% per annum, unsecured.	-	78,500
Convertible note payable issued April 11, 2014 for cash $103,00, due April 11, 2015, interest at 8% per annum, unsecured.	-	103,000
Convertible note payable issued August 26, 2014 for cash $25,000, due August 25, 2017, interest at 12% per annum, unsecured.	25,000	25,000
Convertible note payable issued December 19, 2014 for cash of $26,000, due December 19, 2015, interest at 8% per annum, unsecured.	1,000	-
Convertible note payable issued February 5, 2015 for cash of $100,000, due February 5, 2016, interest at 8% per annum, unsecured.	25,990	-
Convertible note payable issued February 17, 2015 for cash of $35,000, due February 17, 2016, interest at 8% per annum, unsecured.	35,000	-
Convertible note payable issued March 9, 2015 for cash of $50,000, due March 9, 2016, interest at 8% per annum, unsecured.	50,000	-
Convertible note payable issued March 10, 2015 for cash of $75,000, due March 10, 2016, interest at 8% per annum, unsecured.	75,000	-
Convertible note payable issued March 12, 2015 for cash of $75,000, due March 12, 2016, interest at 8% per annum, unsecured.	71,000	-
Convertible note payable issued March 24, 2015 for cash of $116,678, due March 24, 2016, interest at 8% per annum, unsecured.	111,678	-
Convertible note payable issued March 24, 2015 for cash of $50,000, due March 24, 2016, interest at 8% per annum, unsecured.	50,000	-
Convertible note payable issued March 27, 2015 for cash of $53,000, due December 27, 2015 interest at 12% per annum, unsecured.	53,000	-
Convertible note payable issued April 9, 2015 for cash of $38,000, due January 14, 2016 interest at 8% per annum, unsecured.	38,000	-
Convertible note payable issued April 13, 2015 for cash of $75,000, due April 13, 2016 interest at 8% per annum, unsecured.	75,000	-
Convertible note payable issued April 27, 2015 for cash of $50,000, due April 27, 2016 interest at 8% per annum, unsecured.	50,000	-
Convertible note payable issued May 7, 2015 for cash of $55,000, due May 7, 2016 interest at 8% per annum, unsecured.	55,000	-
Convertible note payable issued May 11, 2015 for cash of $50,000, due November 11, 2015 interest at 10% per annum, unsecured.	50,000	-
Convertible note payable issued May 20, 2015 for cash of $50,000, due May 20, 2016 interest at 8% per annum, unsecured.	50,000	-

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Convertible note payable issued June 24, 2015 for cash of $30,000, due December 24, 2015 interest at 12% per annum, unsecured.	30,000	-
Convertible note payable issued July 8, 2015 for cash of $38,000, due April 10, 2016 interest at 8% per annum, unsecured.	38,000	-
Convertible note payable issued August 11, 2015 for cash of $66,500, due May 11, 2016 interest at 8% per annum, unsecured.	66,500	-
Convertible note payable issued August 13, 2015 for cash of $40,517, due August 13, 2016 interest at 8% per annum, unsecured.	11,801	-
Convertible note payable issued August 13, 2015 for cash of $28,276, due August 13, 2016 interest at 8% per annum, unsecured.	28,276	-
Convertible note payable issued August 19, 2015 for cash of $29,000, due August 19, 2016 interest at 8% per annum, unsecured.	29,000	-
Convertible note payable issued August 19, 2015 for cash of $23,689, due August 19, 2016 interest at 8% per annum, unsecured.	10,358	-
Convertible note payable issued August 19, 2015 for cash of $20,200, due April 27, 2016 interest at 8% per annum, unsecured.	4,700	-
Convertible note payable issued August 27, 2015 for cash of $25,000, due December 24, 2015 interest at 12% per annum, unsecured.	25,000	-
Convertible note payable issued August 27, 2015 for cash of $27,500, due April 27, 2016 interest at 10% per annum, unsecured.	27,500	-
Convertible note payable issued September 1, 2015 for cash of $28,000, due on demand, interest at 8% per annum, unsecured.	28,000	-
Total	1,114,803	353, 050
Less current portion	(1,114,803)	(328,050)
Long-term convertible notes payable	$-	$25,000

Maturities under the obligations described above are as follows at September 30, 2015:

2016	$1,114,803
Total	$1,114,803

On August 26, 2014, the Company entered into a $25,000 convertible debenture note agreement with an unrelated third party. The note accrues interest at a rate of 12% per annum and is due on August 25, 2017.  Pursuant to the terms of the note, the principal can be converted into shares of the Company’s common stock, at the option of the lender, at any time after six months and up to one year from the note date at a 20% discount to the market price of the shares.  The discount will be 25% if converted between one and two years and will be 30% if converted after two years.  The maximum conversion price will be $0.50 per share. As of September 30, 2015 and 2014, the balance on the note was $25,000.

On December 22, 2014, the Company entered into a Convertible Redeemable Note Agreement for $50,000, which accrues interest at a rate of eight % per annum and is due on December 22, 2015. The note is convertible at the option of the lender at any time after 6 months from the date of the agreement. The note shall immediately convert upon the earlier of (a) a reverse split being effective or (b) an increase in authorized shares, at the lower of 70% of the thirty-day volume weighted average trading price of the Company’s common stock, or $0.0003 per share on a pre-reverse split basis.

On February 14, 2015, the Company and lender negotiated an early settlement of the conversion terms and converted $50,000 of the note principal into 1,550,000 shares of the Company’s common stock. The Company recognized a loss on settlement of debt of $21,300 as a result of the market price on date of settlement of $0.046 per share, or $71,300, being greater than the debt settled.

On February 10, 2015, the Company assumed a convertible redeemable note owed by Medient Studios, Inc. associated with a capital lease. Pursuant to the terms of the convertible redeemable note, the Company borrowed $90,000 from the lender, which accrues interest at a rate of 8% per annum and is due on September 5, 2015. The note is convertible after 30 days at the lower of the 30 day volume weighted average price or $0.000175.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On February 14, 2015, the Company and lender negotiated an early settlement of the conversion terms and converted $90,000 of the note principal into 2,250,000 shares of the Company’s common stock. The Company evaluated the note for debt extinguishment, concluding it does not qualify as it is considered to be a derivative under ASC 815-15.

On November 6, 2013, the Company issued a convertible note payable in the amount of $128,500.  The convertible note payable bears interest at a rate of 8% per annum, is due in full on or before August 8, 2014 and is convertible at the option after 180 days from the note date at a 42% discount to the average of the three lowest closing prices out of the prior ten trading day period prior to conversion. During the years ended September 30, 2015 and 2014, the holder converted $51,560 and $76,940 of the principal into common stock.

On November 13, 2013, the Company issued a convertible note payable in the amount of $137,500. The convertible note payable accrued interest after 90 days at a rate of 12% per annum, is convertible into shares of the Company’s common stock at 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the derivative instrument should be classified as a liability once the conversion option becomes effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. All borrowings under the terms of this note are subject to a 10% original issue discount such that the consideration due back to the lender is equal to cash proceeds actually received plus ten percent of the amount borrowed. Therefore Company recorded a debt discount of $12,500 on the convertible note payable.

During the year ended September 30, 2014, the lender converted $42,510 of the note principal into 24,250 shares of the Company’s common stock.   During the year ended September 30, 2015, the lender converted the remaining $94,990 of note principal and accrued interest into 5,421,419 shares of the Company’s common stock.

On January 24, 2014, the Company issued a convertible note payable in the amount of $78,500.  The convertible note payable accrued interest at 8% per annum, is due October 28, 2014 and is convertible at the option of the holder after 180 days from the note date at a 42% discount to the average of the three lowest closing prices out of the prior ten trading day period prior to conversion. During the year ended September 30, 2015, the holder converted $67,066 in note principal into 854,563 shares of common stock and the remaining balance of $11,434 along with interest of $2,090 was recognized as a gain on forgiveness of debt.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On April 11, 2014, the Company issued a convertible note payable in the amount of $103,000. The convertible note payable accrued interest at 8% per annum, is due April 11, 2015 and is convertible at the option of the holder at any time at a 40% discount to the average of the three lowest closing prices out of the prior ten trading day period prior to conversion. During the years ended September 30, 2015 and 2014, the lender converted $103,000 and $0 in note principal into 1,909,020 and 0 shares of common stock, respectively.

On December 19, 2014, the Company issued a convertible note payable in the amount of $26,000. The convertible note payable accrues interest at 8% per annum, is due December 19, 2015 and is convertible beginning February 5, 2015 at the option of the holder at any time at a 45% discount to the lowest closing bid price out of the prior ten trading day period prior to conversion. During the year ended September 30, 2015, the lender converted $25,000 in note principal and $1,095 in accrued interest into 6,826,768 shares of the Company’s common stock. As of September 30, 2015 the remaining principal balance on this note was $1,000.

On December 31, 2014, the Company issued a convertible note payable in the amount of $20,000. The convertible note payable accrued interest at 8% per annum, is due December 31, 2015 and is convertible after 6 months at the option of the holder at a conversion price of $0.0001 per share. The note shall immediately convert upon the earlier of (a) a reverse split being effective or (b) an increase in authorized shares. Prior to six months from the date of the agreement, the Company had a reverse split which caused the note to become convertible. During the year ended September 30, 2015, the lender converted all of the $20,000 in note principal into 500,000 shares of the Company’s common stock.

On February 5, 2015, the Company issued a convertible note payable in the amount of $100,000. The convertible note payable accrues interest at 8% per annum, is due February 5, 2016 and is convertible at the option of the holder at any time at a 45% discount to the lowest closing bid price out of the prior 20 trading day period prior to conversion. During the year ended September 30, 2015, the lender converted $74,010 in note principal into 43,049,128 shares of the Company’s common stock. As of September 30, 2015 the remaining principal balance on this note was $25,990.

On February 5, 2015, the Company assumed a convertible note payable of Medient Studios, Inc. in respect of the distribution agreement for the movie Yellow in the amount of $450,000. The convertible note payable accrued interest at 8% per annum, is due February 5, 2016 and is convertible at the option of the holder at any time at a 45% discount to the lowest closing bid price out of the prior 20 trading day period prior to conversion. During the year ended September 30, 2015, the lender converted all $450,000 in note principal into 32,891,666 shares of the Company’s common stock.

On February 6, 2015, the Company issued a convertible note payable in the amount of $25,000 that was used to settle the Olweean demand note (see below). The convertible note payable accrued interest at 8% per annum, is due February 6, 2016 and is convertible at the option of the holder at any time at the lower of $0.0015 per share or 50% of the lowest closing price for the ten prior trading days. During the year ended September 30, 2015, the lender converted all $25,000 in note principal into 1,618,559 shares of the Company’s common stock.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On February 17, 2015, the Company issued a convertible note payable in the amount of $35,000. The convertible note payable accrues interest at 8% per annum, is due February 17, 2016 and is convertible at the option of the holder at any time at a 40% discount to the lowest closing bid price out of the prior 5 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $35,000.

On March 9, 2015, the Company assumed a convertible note payable of Medient Studios, Inc. in respect of the distribution agreement for the movie Yellow in the amount of $53,880. The convertible note payable accrued interest at 8% per annum, is due March 9, 2016 and is convertible at the option of the holder at any time at a 39% discount to the lowest closing bid price out of the prior 5 trading day period prior to conversion. During the year ended September 30, 2015, the lender converted all $53,880 in note principal into 3,283,903 shares of the Company’s common stock.

On March 9, 2015, the Company issued a convertible note payable in the amount of $50,000. The convertible note payable accrued interest at 8% per annum, is due March 9, 2016 and is convertible at the option of the holder at any time at a 39% discount to the lowest closing bid price out of the prior 5 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $50,000.

On February 19, 2015, the Company issued a convertible note payable in the amount of $43,000. The convertible note payable accrued interest at 8% per annum, is due March 9, 2016 and is convertible after 180 days at the option of the holder at a 50% discount to the average of the lowest three closing bid prices out of the prior 30 trading day period prior to conversion. During the year ended September 30, 2015, the lender converted all $43,000 in note principal and $1,720 in accrued interest into 12,519,035 shares of the Company’s common stock.

On March 10, 2015, the Company issued a convertible note payable in the amount of $75,000. The convertible note payable accrued interest at 8% per annum, is due March 10, 2016 and is convertible at the option of the holder at any time at a 45% discount to the lowest closing bid price out of the prior 20 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $75,000.

On March 12, 2015, the Company issued a convertible note payable in the amount of $75,000. The convertible note payable accrues interest at 8% per annum, is due March 12, 2016 and is convertible at the option of the holder at any time at a 39% discount to the lowest closing bid price out of the prior 15 trading day period prior to conversion. During the year ended September 30, 2015, the lender converted $4,000 in note principal and $164 in accrued interest into 4,875,819 shares of the Company’s common stock. As of September 30, 2015 the remaining principal balance on this note was $71,000.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On March 24, 2015, the Company assumed a convertible note payable of Medient Studios, Inc. in respect of the distribution agreement for the movie Yellow in the amount of $116,678. The convertible note payable accrued interest at 8% per annum, is due March 24, 2016 and is convertible at the option of the holder at any time at a 39% discount to the lowest closing bid price out of the prior 5 trading day period prior to conversion. During the year ended September 30, 2015, the lender converted $5,000 in note principal and $201 in accrued interest into 10,440,387 shares of the Company’s common stock. As of September 30, 2015 the remaining principal balance on this note was $111,678.

On March 24, 2015, the Company issued a convertible note payable in the amount of $50,000. The convertible note payable accrues interest at 8% per annum, is due March 24, 2016 and is convertible at the option of the holder at any time at a 39% discount to the lowest closing bid price out of the prior 15 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $50,000.

On March 27, 2015, the Company issued a convertible note payable in the amount of $53,000 with $3,000 recorded as original issuance discount. The convertible note payable accrues interest at 12% per annum, is due December 27, 2015 and is convertible 90 days after the date of issuance at the option of the holder at a 40% discount to the average of the three lowest closing bid prices out of the prior 10 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $53,000.

On April 9, 2015, the Company issued a convertible note payable in the amount of $38,000. The convertible note payable accrued interest at 8% per annum, is due January 14, 2016 and is convertible after 180 days at the option of the holder at a 40% discount to the average of the lowest three closing bid prices out of the prior 30 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $38,000.

On April 13, 2015, the Company issued a convertible note payable in the amount of $75,000. The convertible note payable accrues interest at 8% per annum, is due April 13, 2016 and is convertible at the option of the holder at any time at a 45% discount to the lowest closing bid price out of the prior 20 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $75,000.

On April 27, 2015, the Company issued a convertible note payable in the amount of $50,000. The convertible note payable accrues interest at 8% per annum, is due April 27, 2016 and is convertible at the option of the holder at any time at a 45% discount to the lowest closing bid price out of the prior 20 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $50,000.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On May 7, 2015, the Company issued a convertible note payable in the amount of $55,000. The convertible note payable accrues interest at 8% per annum, is due May 7, 2016 and is convertible at the option of the holder after 6 months at a 40% discount to the lowest closing bid price out of the prior 5 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $55,000.

On May 11, 2015, the Company issued a convertible note payable in the amount of $50,000. The convertible note payable accrues interest at 8% per annum, is due November 11, 2015 and is convertible after maturity at the option of the holder at a 38% discount to the average of the lowest three closing bid prices out of the prior 20 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $50,000.

On May 20, 2015, the Company issued a convertible note payable in the amount of $50,000. The convertible note payable accrues interest at 8% per annum, is due May 20, 2016 and is convertible after maturity at the option of the holder at a 45% discount to the lowest closing bid price out of the prior 20 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $50,000.

On June 24, 2015, the Company issued a convertible note payable in the amount of $30,000. The convertible note payable accrues interest at 12% per annum after 90 days, is due December 21, 2015 and is convertible on December 21, 2015 at the option of the holder at a 60% discount to the lowest closing bid price out of the prior 25 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $30,000.

On July 8, 2015, the Company issued a convertible note payable in the amount of $38,000. The convertible note payable accrues interest at 8% per annum, is due April 10, 2016 and is convertible after 180 days at the option of the holder at a 40% discount to the average of the lowest three closing bid prices out of the prior 30 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $38,000.

On August 11, 2015, the Company issued a convertible note payable in the amount of $66,500. The convertible note payable accrues interest at 8% per annum, is due May 11, 2016 and is convertible at the option of the holder at the lesser of: i) a 40 percent discount to the lowest trading price in the 15 trading days prior to the date of the note, or ii) a 40 percent discount to the lowest trading price in the 15 trading days prior to conversion notice. As of September 30, 2015 the remaining principal balance on this note was $66,500.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On August 13, 2015, the Company issued a convertible note payable in the amount of $40,517. The convertible note payable accrues interest at 8% per annum, is due August 13, 2016 and is convertible at the option of the holder at a 39% discount to the lowest closing bid price out of the prior 15 trading day period prior to conversion. During the year ended September 30, 2015, the lender converted $28,716 in note principal and $119 in accrued interest into 16,282,618 shares of the Company’s common stock. As of September 30, 2015 the remaining principal balance on this note was $11,801.

On August 13, 2015, the Company issued a convertible note payable in the amount of $28,276. The convertible note payable accrues interest at 8% per annum, is due August 13, 2016 and is convertible at the option of the holder at a 39% discount to the lowest closing bid price out of the prior 15 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $28,276.

On August 19, 2015, the Company issued a convertible note payable in the amount of $29,000. The convertible note payable accrues interest at 8% per annum, is due August 19, 2016 and is convertible at the option of the holder at a 39% discount to the lowest closing bid price out of the prior 15 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $29,000.

On August 19, 2015, the Company issued a convertible note payable in the amount of $23,689. The convertible note payable accrues interest at 8% per annum, is due August 19, 2016 and is convertible at the option of the holder at a 40% discount to the lowest closing bid price out of the prior 5 trading day period prior to conversion. During the year ended September 30, 2015, the lender converted $13,331 in note principal into 19,233,124 shares of the Company’s common stock. As of September 30, 2015 the remaining principal balance on this note was $10,358.

On August 19, 2015, the Company issued a convertible note payable in the amount of $20,200. The convertible note payable accrues interest at 8% per annum, is due April 27, 2016 and is convertible at the option of the holder at a 40% discount to the lowest closing bid price out of the prior 5 trading day period prior to conversion. During the year ended September 30, 2015, the lender converted $15,500 in note principal into 13,366,666 shares of the Company’s common stock. As of September 30, 2015 the remaining principal balance on this note was $4,700.

On August 27, 2015, the Company issued a convertible note payable in the amount of $25,000. The convertible note payable accrues interest at 12% per annum after 90 days, is due December 21, 2015 and is convertible on December 21, 2015 at the option of the holder at a 60% discount to the lowest closing bid price out of the prior 25 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $25,000.

On August 27, 2015, the Company issued a convertible note payable in the amount of $27,500. The convertible note payable accrues interest at 10% per annum after 90 days, is due April 27, 2016 and the note is convertible immediately 90 days after issuance date at i) a 50 percent discount to the lowest sale price in the 20 trading days prior to the price at issuance date or ii) a 50 percent discount to the lowest sale price in the 20 trading days prior to conversion notice. The method of calculation shall be chosen at the sole discretion of the note holder. As of September 30, 2015 the remaining principal balance on this note was $27,500.

On September 1, 2015, the Company issued a convertible note payable in the amount of $28,000. The convertible note payable accrues interest at 8% per annum, is due June 4, 2016 and is convertible after 180 days at the option of the holder at a 42% discount to the average of the three lowest closing bid prices out of the prior 30 trading day period prior to conversion. As of September 30, 2015 the remaining principal balance on this note was $28,000.

The Company analyzed the conversion options in the above mentioned convertible notes payable for derivative accounting consideration under ASC 815 and determined that the derivative instrument should be classified as a liability when the conversion option became effective after the note date due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options (see Note 7).

During the years ended September 30, 2015 and 2014, the Company recorded $1,670,740 along with $5,999 related to the warrant and $485,795 in new debt discounts on convertible notes payable and amortized a total $1,350,724 and $416,126 to interest expense, respectively. Total debt discounts are $463,248 and $132,730 as of September 30, 2015 and 2014, respectively.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.       STOCKHOLDERS’ EQUITY

Common Stock

During the year ended September 30, 2015, the Company issued and aggregate of 175,825,858 shares of common stock upon the conversion and partial conversion of $1,173,971, in convertible debts and notes payable, including interest. In addition, the Company issued an aggregate of 7,650,000 shares of common stock for $148,750 in services rendered, 832,216 shares of common stock as employee compensation of $25,174, and an aggregate of 10,000,000 of common stock valued at $0 for part consideration of the acquisition of the economic interest in the lease of 1560 acres of property in Effingham, GA, and various intellectual property rights. The Company issued a further 8,333,333 of common stock for $500,000 in part consideration for the directing services of Penny Marshall re the motion picture Effa and a second motion picture to be determined. The Company issued a further 166,666,667 of common stock valued at $166,667 in consideration of part financing the motion picture Effa. The Company also cancelled 1,816 shares of common stock. The Company also issued a total of 2,800,000 shares of common stock for settlement of $100,000 liability. A loss of $21,300 was recognized on the settlement.

During the year ended September 30, 2014 the Company issued 8,125 shares of common stock for cash proceeds of $130,000.  The Company issued an additional 5,625 shares of common stock upon the exercise of warrants at $16.00 per share, resulting in cash proceeds in the amount of $90,000.

During the year ended September 30, 2014 the Company issued an aggregate of 89,733 post-split shares of common stock for the conversion of $225,965 notes payable and 6,000 post-split shares of common stock for the conversion of other debts totaling $ 276,000. The conversion rates ranged from $0.52 to $27.08. The Company recorded a gain on the conversion of other debts of $5,719.

On January 30, 2014 the Company entered into an agreement with an unrelated public relations firm.  Pursuant to the agreement, the firm will provide public relations services for the Company for a term of six months.  As payment for these services, the Company issued 1,250 post-split shares of common stock valued at fair market value of $24,600 on the agreement date, and issued an additional 1,750 post-split shares on May 2, 2014 at fair market value of $41,930 at the beginning of month four of the agreement term.

On April 4, 2014 the Company issued 16,563 post-split shares of common stock to various individuals as consideration for services rendered. These shares had a fair market value of $463,750.  In addition, the Company agreed to issue an aggregate of 963 post-split shares of common stock per quarter to various individuals as compensation for services to be rendered.

On April 15, 2014 the Company executed an engagement letter with a non-related third party entity to provide certain services in relation to a public offering of the Company’s common stock.  Pursuant to the agreement, the firm will provide services for the Company for a term of one year.  As payment for these services, the Company issued 2,059 post-split shares of common stock valued at fair market value of $50,000 on the agreement date.

On April 22, 2014 the Company issued 565 post-split shares of common stock to settle accounts payable from legal and professional services rendered.  The fair value of the shares issued is $14,338, no gain or loss was recorded on the settlement of accounts payable.

On April 22, 2014 the Company issued 1,831 post-split shares of common stock with a fair value of $51,262 for consulting services rendered.

On April 25, 2014 the Company issued 189 post-split shares of common stock with a fair value of $5,000 for professional fees rendered.

On August 25, 2014 the Company issued 10,000 post-spit shares of common stock to a third party consulting entity as payment for a one-year consulting services contract.  The shares were valued at $1.32 per share, being the market value of the shares on the date of issuance which is $13,200.

On September 30, 2014 the Company issued an aggregate of 963 shares of common stock with a fair market value of $501, to various third parties as payment for consulting and administrative services rendered.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Preferred Stock

On December 7, 2014 the Company authorized the creation of Series B preferred stock. The Series B preferred stock has liquidation preference, and each share of Series B preferred stock carries voting rights equivalent to that of five hundred shares of common stock. In addition, the Series B preferred stock is convertible into shares of common stock at the option of the shareholder at a rate of ten common shares for every share of Series B preferred stock. The Series B preferred stock is not redeemable at the option of the holder.

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

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

Reverse Stock-Split

On December 22, 2014 the Company authorized a reverse-split of its outstanding common stock on a one-share-for-400-shares basis. All references to common stock in these financial statements have been retroactively restated so as to account for the effects of this reverse-split.

Common Stock Rights and Warrants

During the year ended September 30, 2015 Mr. Roger Miguel was issued 300,000 post-slit (120,000,000 pre-split) common shares as consideration for management services rendered and Mr. Jake Shapiro was issued 2,500,000 pre-split (6,250 post-split) preferred shares as payment for the purchase of Studioplex City, LLC.

The year ended September 30, 2015, in conjunction with the issuance of a $275,000 Note Payable, The Company granted 500,000 warrants to purchase common stock at an exercise price of $0.015 per share for three years. The warrants were valued using the Black-Scholes option pricing model at a fair value of $0.01 per share, resulting in $5,999 being recorded as debt discount, which is being amortized to interest expense.

The Company analyzed the Common Stock Purchase Warrants for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that they contain a derivative instrument classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement.

The following table summarizes the warrants outstanding and associated activity for the period ended September 30, 2015:

	Number of Options	Weighted Average Price $	Weighted Average Remaining Contractual Life
Warrants exercisable at Sept 30, 2013:	15,625	16.00	0.04
Granted	0	0	0
Exercised	5,625	16.00	0.09
Cancelled	0	0	0
Expired	10,000	16.00	0.04
Warrants exercisable at Sept 30, 2014:	0	0	0
Granted	500,000	0.015	2.66
Exercised	0	0	0
Cancelled	0	0	0
Expired	0	0	0
Warrants exercisable at Sept 30, 2015:	500,000	0.015	2.66

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The warrants were valued at using the Black-Scholes option fair value pricing model using the following assumptions:

Stock price on grant date	$0.012
Exercise price	$0.015
Expected time to exercise	3 years
Risk free interest rate	0.98%
Volatility	448%
Expected forfeiture rate	0.00%

The outstanding warrants have an intrinsic value of $0 as of September 30, 2015.

During the year ended September 30, 2014 5,625 warrants were exercised at $16.00 per share, resulting in cash proceeds in the amount of $90,000. Additionally during the year ended September 30, 2014 10,000 warrants expired.

12.      DISCONTINUED OPERATIONS

On March 1, 2015, the Company sold ownership of Zaldiva Comics and Collectibles (“Zaldiva”) to Ms. Nicole Leigh, a former director of the Company, for $10,100.  The assets sold consist of Zaldiva.com, Zaldiva.com Comics & Collectibles, Zaldiva Comics & Collectibles, and all of Zaldiva’s inventory.

As such, all assets, liabilities, revenues and expenses of the business have been presented as discontinued operations in the consolidated financial statements. A summary of the assets and liabilities and revenues and expenses for the years ended September 30, 2015 and September, 2014 is as follows:

Assets from Discontinued Operations
	September 30,
	2015	2014
Cash	$-	$10,500
Deposits	-	2,285
Fixed Assets	-	14,157
Inventory	-	9,007
Total Assets	$-	$35,949

Liabilities from Discontinued Operations	$-	$-

Profit / (Loss) from Discontinued Operations

	September 30,
	2015	2014
Revenues	$185,806	$343,453
Cost of Sales	(81,772)	(158,370)
Gross Margin	104,034	185,083

Operating Expenses
Compensation	53,971	-
Depreciation	1,128	4,476
Professional fees	-	114,370
General and administrative	54,107	28,404
Total Operating Expenses	109,206	147,250
Net Profit (Loss) from Discontinued Operations	(5,172)	37,833

Other Expense
Loss on Disposal	(31,395)	-

Total Profit (Loss) on Discontinued Operations	$(36,567)	$37,833

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company was forgiven a $10,000 debt to Ms. Leigh as proceeds from the sale of Zaldiva

As at December 31, 2014, the Company consolidated $41,395 of net assets of Zaldiva. This was increased to $58,703 from trading profits in the three months to December 31, 2014 of $17,308. Trading losses of $12,136 incurred during the two months ended March 1, 2015 reduce the write off to $46,567. The Company received $10,000 as proceeds from the sale establishing a loss on Zaldiva of $36,567 for the year ended September 30, 2015.

13.      CONTINGENT LIABILITIES

In relation to the Company’s acquisition of the world wide distribution rights to the movie Yellow, the Company may guarantee and / or assume further debts of Yellow, in anticipation of the commercial exploitation of the movie. Any further guarantee or assumption of debt will be disclosed by the Company.

On October 23, 2015, the Company signed a settlement agreement with Mammoth Corporation (“Mammoth”) to settle an August 28, 2015 complaint against Moon River Studios, Inc., Jake Shapiro and the Company. The complaint claims that Moon River, Jake Shapiro and the Company owes Mammoth $136,953 and seeks additional punitive damages and legal expense recovery from the Company. Under the terms of the agreement, the Company signed a Convertible Promissory Note in the amount of $140,000. The note bears no interest unless it goes into default. The agreement calls for monthly cash payments of the principal as follows:

In full and complete settlement and satisfaction of the Lawsuit and any and all actual and/or potential claims relating thereto, the Company agreed to:

a)	Enter into a production agreement which shall be disclosed by it in a Form 8-K filed with the SEC or in a press release, by October 30, 2015.
b)	Pay $15,000 to Mammoth within ten days of Fonu2 entering into preproduction, but in no event later than December 1, 2015.
c)	Pay $25,000 to Mammoth one month after the payment described in b) above which shall be in no event later than January 1, 2016. In the event that the payment is not made by January 1, 2016, a ten day grace period shall apply before action is taken to enforce the Agreement.
d)	Pay $25,000 to Mammoth one month after the payment described in c) above, which shall be in no event later than February 1, 2016. In the event that the payment is not made by February 1, 2016, a ten day grace period shall apply before action is taken to enforce the Agreement.
e)	Pay $25,000 to Mammoth one month after the payment described in d) above which shall be in no event later than March 1, 2016. In the event that the payment is not made by March 1, 2016, a ten day grace period shall apply before action is taken to enforce the Agreement.
f)	Pay $25,000 to Mammoth one month after the payment described in e) above, which shall be in no event later than April 1, 2016. In the event that the payment is not made by April 1, 2016, a ten day grace period shall apply before action is taken to enforce the Agreement: and

Pay the balance of the Fonu2 Mammoth Note Number 001 one month after the payment described in f) above which shall be in no event later than May 1, 2016. In the event that the payment is not made by May1, 2016, a ten day grace period shall apply before action is taken to enforce the Agreement

The parties also agreed to have the Court retain jurisdiction for the sole purpose of enforcing the terms of the Agreement by entering a judgment against Defendants in the amount of $140,000, less any payments received, plus interest and the costs of enforcing the Agreement, including reasonable attorney fees in the event the terms of the Agreement are not followed.

As of the filing date, the Company has not been able to make the above mentioned payments to Mammoth and are working with Mammoth management to find a resolution.

14.      MOON RIVER RENTALS (formerly STUDIOPLEX CITY RENTALS)

On April 17, 2015, The Company acquired 100% of the share capital of Studioplex, City Rentals, LLC (“SCR”). The shares were purchased from Jake Shapiro for a purchase price of $100. As at the date of the acquisition of the shares, SCR had not generated revenues. SCR, on March 26, 2015, had entered a Purchase and Sale Agreement with Applebox Productions, Inc. under which it agreed to purchase various film equipment, intended for rental. The acquisition was completed on July 2, 2015. SCR changed its name to Moon River Rentals, LLC on July 22, 2015.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

15.      INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 35% to net the loss before provision for income taxes for the following reasons:

	September 30,	September 30,
	2015	2014
Income tax expense at statutory rate	$(2,238,524)	$(460,535)
Common stock issued for services	60,873	246,533
Amortization	16,455	141,483
Impairment expense	269,697	2,557
Make-whole provision	172,083	-
Loss on debt settlement	2,722	-
Debt discount amortization	472,753	-
Loss on derivatives	599,583	-
Meals and entertainment	3,384	-
Change in valuation allowance	640,974	69,962
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	September 30,	September 30,
	2015	2014
NOL carryover	$(1,513,895)	$(876,534)
Notes payable related party	5,600	-
Valuation allowance	1,508,295	876,534
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,325,374 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

16.      SUBSEQUENT EVENTS

On October 6, 2015 the Company issued 9,791,666 shares of common stock to JDF Capital, LLC on a partial conversion of a convertible note in the value of $4,700.00 ($0.00048 / share). This issuance of shares was exempt under Section 4(a)(2) of the Securities Act.

On October 7, 2015 the Company issued 8,000,000 shares of common stock to CareBourn, LP on a partial conversion of a convertible note in the value of $3,168.00 ($0.00040 / share).

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On October 8, 2015, the Company entered into a Forbearance Agreement with SBI Investments on a Note originally issued May 29, 2015 in the amount of $275,000, which expires on October 30, 2015. Due to an error in the drafting of the contract, the Company unknowingly went into default on this Note. Under the terms of the Forbearance Agreement, the Company acknowledges the default and signed an amended Note. The amended Convertible Note in the amount of $275,000 bears interest of 5% per annum payable at the end of each quarter starting August 29, 2015. The Note provides conversion features equal to 65% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion. Additionally, the Note contains Common Stock Purchase Warrants to SBI for 500,000 shares of common stock exercisable at $0.015 per share for a three (3) year period.

On October 9, 2015, the Company issued a Convertible note in the amount of $35,100 to LG Capital, which provides conversion features equal to 55% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, as well as 8% per annum interest, and become due and payable on October 8, 2016;

On October 9, 2015, the Company issued a Convertible note in the amount of $ $65,000 to Centaurian Fund, LLC, which provides conversion features equal to 55% of the lowest daily closing bid price of the Company’s common stock for the last 20 trading days prior to conversion, as well as 18% per annum interest, and become due and payable on October 1, 2016. This note also includes 81,250,000 warrants with an exercise price of $0.0008 per share and an expiry date of 5 years initial transaction date.

On October 13, 2015 the Company issued 12,935,423 shares of common stock to Service Trading Company, LLC on a partial conversion of a convertible note in the value of $3,945.00 ($0.00030 / share).

On October 14, 2015 the Company issued 15,871,844 shares of common stock to LG Capital, LLC on a partial conversion of a convertible note in the value of $3,872.73 ($0.00024 / share).

On October 14, 2015 the Company issued 19,754,153 shares of common stock to Carebourn Capital, LP on a partial conversion of a convertible note in the value of $4,266.89 ($0.00022 / share).

On October 21, 2015 the Company issued 21,500,000 shares of common stock to Coventry Enterprises, LLC on a partial conversion of a convertible note in the value of $2,365.00 ($0.00011 / share).

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On October 21, 2015 the Company issued 38,958,333 shares of common stock to Vis Vires Group, Inc. on a partial conversion of a convertible note in the value of $4,675.00 ($0.00012 / share).

On October 22, 2015 the Company issued 21,499,809 shares of common stock to Carebourn Capital, LP on a partial conversion of a convertible note in the value of $3,869.06 ($0.00018 / share).

On October 23, 2015, the Company signed a settlement agreement with Mammoth Corporation (“Mammoth”) to settle an August 28, 2015 complaint against Moon River Studios, Inc., Jake Shapiro and the Company. The complaint claims that Moon River, Jake Shapiro and the Company owes Mammoth $136,953 and seeks additional punitive damages and legal expense recovery from the Company. Under the terms of the agreement, the Company signed a Convertible Promissory Note in the amount of $140,000. The note bears no interest unless it goes into default. The agreement calls for monthly cash payments of the principal as follows:

In full and complete settlement and satisfaction of the Lawsuit and any and all actual and/or potential claims relating thereto, the Company agreed to:

a)	Enter into a production agreement which shall be disclosed by it in a Form 8-K filed with the SEC or in a press release, by October 30, 2015.
b)	Pay $15,000 to Mammoth within ten days of Fonu2 entering into preproduction, but in no event later than December 1, 2015.
c)	Pay $25,000 to Mammoth one month after the payment described in b) above which shall be in no event later than January 1, 2016. In the event that the payment is not made by January 1, 2016, a ten day grace period shall apply before action is taken to enforce the Agreement.
d)	Pay $25,000 to Mammoth one month after the payment described in c) above, which shall be in no event later than February 1, 2016. In the event that the payment is not made by February 1, 2016, a ten day grace period shall apply before action is taken to enforce the Agreement.
e)	Pay $25,000 to Mammoth one month after the payment described in d) above which shall be in no event later than March 1, 2016. In the event that the payment is not made by March 1, 2016, a ten day grace period shall apply before action is taken to enforce the Agreement.
f)	Pay $25,000 to Mammoth one month after the payment described in e) above, which shall be in no event later than April 1, 2016. In the event that the payment is not made by April 1, 2016, a ten day grace period shall apply before action is taken to enforce the Agreement: and

Pay the balance of the Fonu2 Mammoth Note Number 001 one month after the payment described in f) above which shall be in no event later than May 1, 2016. In the event that the payment is not made by May1, 2016, a ten day grace period shall apply before action is taken to enforce the Agreement

The parties also agreed to have the Court retain jurisdiction for the sole purpose of enforcing the terms of the Agreement by entering a judgment against Defendants in the amount of $140,000, less any payments received, plus interest and the costs of enforcing the Agreement, including reasonable attorney fees in the event the terms of the Agreement are not followed.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of the filing date, the Company has not been able to make the above mentioned payments to Mammoth and are working with Mammoth management to find a resolution.

On October 24, 2015 the Company issued 43,791,667 shares of common stock to Vis Vires Group Inc on a partial conversion of a convertible note in the value of $5,255.00 ($0.00012 / share).

On October 26, 2015, the Company received a Notice from ROCWAL Capital LLC stating that the Company was in default on a Promissory Note dated February 12, 2015, for an original amount of $23,689. The current outstanding balance is $10,516.60. The notice states that the Company is unable to deliver shares of its common stock to ROCWAL in partial conversion of the note, because it lacks authorized reserved shares. Negotiations to purchase the note are ongoing.

On October 27, 2015, the Registrant issued 25,981,818 common shares to Coventry Enterprises, LLC on a partial conversion of a convertible note in the value of $2,858.00 ($0.00011 / share). This issuance of shares was exempt under Section 4(a)(2) of the Securities Act.

On October 27, 2015, the Registrant issued 52,000,000 common shares to Vis Vires Group Inc. on a partial conversion of a convertible note in the value of $6,240.00 ($0.00012 / share). This issuance of shares was exempt under Section 4(a)(2) of the Securities Act.

On October 28, 2015, the Registrant issued 25,810,824 common shares to Service Trading Company LLC on a partial conversion of a convertible note in the value of $3,148.92 ($0.00012 / share).  This issuance of shares was exempt under Section 4(a)(2) of the Securities Act.

On October 28, 2015, the Company announced that in association with, and as procured by Magna Entertainment, the Company has signed agreements for the distribution of Yellow by Screen Media Ventures, LLC (“Screen Media”). Under terms of the agreement:

The Company issued a Convertible Promissory Note to Magna Entertainment (“Magna”) dated September 30, 2015 for $696,128.73, in replacement of a note in the same amount from Medient Studios, Inc. The principal accrues interest at a rate of eight percent per annum and is due in full on August 11, 2016. The Company can repay the note on or before the maturity date. Optionally, the note may be converted by Magna at a rate of 65%of the lowest bid price of the Company’s common stock during the ten (10) consecutive trading days prior to the date of conversion notice.

Gross receipts from the distribution of Yellow will be allocated as follows-

-	30% to Screen Media as a distribution fee
-	70% will be distributed as follows -

Once all domestic and foreign distributors have recouped their marketing fees, out of pocket expenses, notes and costs the balance of the film’s proceeds will be remitted to an independent collection agent.

The collection agent will determine the waterfall of payments per the signed agreements.

As per the agreements, the Company will receive ten (10) percent of remaining receipts, and the balance will be paid to Moon River Studios, Inc. (formerly known as Medient Studios, Inc.) as per the agreement.

On October 28, 2015, the Company entered into a convertible note with SBI Investments whereby the Company borrowed $28,125, with original issuance discount of $3,125 recorded as expenses. The principal accrues interest at a rate of 8 percent per annum, quarterly interest payments will be paid on the following dates: January 28, 2016, April 28, 2016, July 28, 2016 and the balance on the Maturity Date October 27, 2016. The note is convertible after 180 days at a 45 percent discount to the lowest trading price in the 20 trading days prior to conversion date. The note will accrue interest at a rate of 22 percent per annum should the Company default. As part of this agreement Mr. Jake Shapiro has pledged the balance of his 6,250 preferred shares of Company stock as collateral for this loan.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On October 30, 2015 the Company signed a non-binding Memorandum of Understanding (“MOU”) with the Effingham County Industrial Development Authority (“IDA”) regarding the termination of the Lease Agreement and renegotiating a new lease for the movie studio project. Under the terms of the MOU the planned movie studio site has been reduced from 1,560 acres to approximately 51 acres in Effingham County, commonly known as the “North Tract” (within the site covered by the original lease) anticipating a minimum of $10 Million in direct capital expenditure and the creation of 250 full time jobs within five (5) years by the Company. Under the MOU -

i)	The former Phase 1 of the Master Plan will be on a site of approximately 51 acres (reduced from 1,560 acres).
ii)	Ten (10) years of 100% ad valorem tax abatement with a lease payment at a rate of $51,000 (reduced from $555,555) per annum.
iii)	Will allow for use via lease on unencumbered property from time to time
iv)	IDA to fund and complete access road and water line to the site.
v)	The Company to use on-site septic system (with no further obligation by IDA for wastewater treatment.
vi)	IDA to control all acreage outside the lease agreement
vii)	Minimum full time and permanent jobs to be created and maintained of 250 within five (5) years. Cumulatively 95 (year 1), 100 (year 2), 150 (year 3), 200 (year 4) and 250 (year 5). This was reduced from the original 1,000 jobs by end of year 5.
viii)	Minimum of $10 Million capital investment in buildings and/or equipment within five (5) years at an annual minimum rate of $2 Million (reduced from $90 Million over 5 years).
ix)	Buy out at net present value by a mutually agreed appraiser after year two (2) cumulative targets have been met.

On October 30, 2015 the Company issued 52,000,000 shares of common stock to Vis Vires Group, Inc. on a partial conversion of a convertible note in the value of $6,240.00 ($0.00012 / share). This issuance of shares was exempt under Section 4(a)(2) of the Securities Act. This issuance of shares was exempt under Section 4(a)(2) of the Securities Act.

On November 3, 2015, the Company entered into a convertible note with Carebourn Capital, LP whereby the Company borrowed $28,000, with original issuance discount of $3,000 recorded as expenses. The principal accrues interest at a rate of 12 percent per annum and is due in full on August 3, 2016. The note is convertible after 90 days at a 45 percent discount to the lowest trading price in the 20 trading days prior to conversion date. The note will accrue interest at a rate of 22 percent per annum should the Company default.

On November 4, 2015, following the filing of a Current Report on Form 8-K which included, among other items, a description of the Company’s relationship with Ms. Penny Marshall, the Company received the form of Mutual Release Agreement that the Company had previously provided to Ms. Marshall signed by Nutmeg Productions, Inc. and Parkway Productions, Inc.  Studioplex City, LLC signed the agreement on November 4, 2015. As part of the release, all parties agreed to cancel the two picture contract with Ms. Marshall, and that Ms. Marshall retained the 7,083,333 shares that were issued to her as consideration.  Furthermore, the Company agreed to transfer ownership of the screenplay option on Effa to Nutmeg Productions and/or its assignees. This cancelation will reduce liabilities on the Company’s balance sheet by approximately $425,000.

On November 4 2015, the Company’s Board of Directors authorized the issuance of 35,000,000 restricted and unregistered common shares of Company stock to Mr. Robert Duvall with a total value of $7,000 as a stock payment under his employment agreement. Mr. Duvall is the Company’s Vice President of Moon River Rentals, LLC. These shares will be issued at a future date when the Company has sufficient reserve to process the issuance.

On November 6, 2015, the Company entered a thirteen-month lease agreement on a property located at 309 East Main Street, Suite B, Garden City, GA at a monthly rental rate of $4,000. The facility consists of approximately 16,000 square feet (12,000 square feet of office space and 4,000 square feet of warehousing space). The office space will provide accommodation for film producers, film directors, screenwriters, movie production artists and crew when working on location in Coastal Georgia. The warehousing space will be utilized by Moon River Rentals for the storage of their equipment.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On November 9, 2015, the Company signed a mutual release agreement with Eagle Productions LLC, (“Eagle”) whereby the Agreement between FONU2 and Eagle with respect to the production of the film Effa was canceled and terminated as of the date hereof, and that neither FONU2 nor Eagle shall have any further rights, liabilities or obligations under the Agreement.  As part of the release agreement, 166,666,667 shares of common stock (“Stock”) of FONU2 previously issued to Eagle on February 27, 2015 were canceled and returned to the Company’s treasury.

On November 9, 2015 the Company cancelled the 166,666,667 shares that were previously issued on February 27, 2015 and being held for the benefit of Eagle.

On November 6th and 12th, 2015. the Company made the required payment under the forbearance agreement with Applebox Productions, Inc. (“ABP”) and on November 13, 2015, the Registrant was issued a Notice of Cure by ABP.

On November 11, 2015 the Company issued 35,295,389 shares of common stock to Carebourne Capital, LP on a partial conversion of a convertible note in the value of $2,117.72 ($0.00006 / share). This issuance of shares was exempt under Section 4(a)(2) of the Securities Act.

On November 12, 2015 the Company issued 55,000,000 shares of common stock to Magna Equities II, LLC on a partial conversion of a convertible note in the value of $3,300.00 ($0.00006 / share). This issuance of shares was exempt under Section 4(a)(2) of the Securities Act.

On November 12, 2015 the Company issued 20,451,695 shares of common stock to Service Trading Company LLC on a partial conversion of a convertible note in the value of $1,147.55 ($0.00006 / share). This issuance of shares was exempt under Section 4(a)(2) of the Securities Act.

On November 13, 2015, the Company entered a two year Service Agreement with Grodnik Aloe Productions LLC (“GAP”), and appointed Mary Aloe as Head of Film Packaging and Daniel Grodnik as Head of Film Production for the Registrant. Under the terms of the agreement, GAP will deliver a minimum of 10 fully packaged motion pictures to the Company and will be paid a fee (to be negotiated) of approximately $100,000 per picture with budgets up to $3 Million. With each packaged motion picture deal, GAP will include the following; 1) foreign sales agreements, 2) debt/gap financing, 3) matching equity, 4) foreign and domestic distribution deals, 5) minimum guarantee, 6) entertainment trade press, and 7) film festival submissions, negotiations, sponsorships etc.

On November 19, 2015, the Company issued 33,027,213 shares of common stock to LG Capital, LLC on a partial conversion of a convertible note in the value of $2,014.66 ($0.000061 / share). This issuance of shares was exempt under Section 4(a)(2) of the Securities Act.

On November 19, 2015, the Company issued 10,997,000 shares of common stock to HGT Capital, LLC on a partial conversion of a convertible note in the value of $681.81 ($0.000062 / share). This issuance of shares was exempt under Section 4(a)(2) of the Securities Act.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On November 19, 2015 the Company issued 26,000,000 shares of common stock to Coventry Enterprises LLC on a partial conversion of a convertible note in the value of $1,430.00 ($0.00006 / share). This issuance of shares was exempt under Section 4(a)(2) of the Securities Act.

On November 20, 2015, the Company filed with the Nevada Secretary of State an Amended Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (the “Amended Certificate”). As previously disclosed with respect to a 1 for 400 reverse stock split of the Company’s Common Stock and Series B Convertible Preferred Stock, the Amended Certificate decreased the number of issued and outstanding shares of such Preferred Stock from 2,500,000 to 6,250 and increased the Stated Value of such shares of Preferred Stock from $1.00 per share to $400 per share. Such changes were previously disclosed in the Company’s definitive Information Statement filed on January 5, 2015, and in all of the Company’s periodic filings with the Securities and Exchange Commission due after the effective date of such reverse stock split.

On December 4, 2015, the Company issued 44,153,183 shares of common stock to Carebourne Capital, LP on a partial conversion of a convertible note in the value of $2,649.19 ($0.00006 / share). This issuance of shares was exempt under Section 4(a)(2) of the Securities Act.

On December 7, 2015, the Company issued a Convertible note in the amount of $25,000 to LG Capital, which provides conversion features equal to 55% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, as well as 8% per annum interest, and become due and payable on December 7, 2016.

On December 7, 2015, the Company issued a Convertible note in the amount of $195,515 (in replacement of a note in the same amount from Medient Studios, Inc.) to LG Capital, which provides conversion features equal to 55% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, as well as 8% per annum interest, and become due and payable on December 7, 2016;

On December 7, 2015, the Company signed an agreement, which covers all outstanding LG Capital notes. Pursuant to the notes and the agreement, the Company is obligated to repay the Principal to LG Capital under certain circumstances, including any/all requests for conversion of portions of the Principal to be reimbursed vis-à-vis the issuance of shares of the Company’s common stock.

On December 7, 2015, the Company allowed the Letter of Intent to acquire SouthEast Props expired without closing the transaction. The parties negotiated in good faith but could not reach a mutually acceptable arrangement at this time.

On December 9, 2015, the Company issued 44,964,160 shares of common stock to SBI Investments, LLC on a partial conversion of a convertible note in the value of $3,991.88 ($0.000089 / share). This issuance of shares was exempt under Section 4(a)(2) of the Securities Act.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On December 10, 2015, the Company issued 44,153,183 shares of common stock to Carebourne Capital, LP on a partial conversion of a convertible note in the value of $2,649.19 ($0.00006 / share). This issuance of shares was exempt under Section 4(a)(2) of the Securities Act.

On December 22, 2015, the Company issued a Convertible note in the amount of $25,000 to SBI Investments, which provides conversion features equal to 55% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, as well as 8% per annum interest, and become due and payable on December 16, 2016.

On December 22, 2015, the Company issued a Convertible note in the amount of $70,000 (in replacement of a note in the amount of $52,000 from Medient Studios, Inc related to acquisition of worldwide distribution rights to the film Yellow ) to WHC Capital LLC, which provides conversion features equal to 55% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, as well as 8% per annum interest, and become due and payable on December 22, 2016;

On December 23, 2015, the Company signed a forbearance agreement, which covers all outstanding SBI Investments notes. Pursuant to the notes and the agreement, the Company is obligated to repay the principal and interest to SBI Investments under certain circumstances, including any/all requests for conversion of portions of the principal and interest.

On December 29, 2015, the Company received a notice that ROCWAL Capital, LLC (“ROCWAL”) was taking legal action against the Company due to a default on a Promissory Note dated February 12, 2015, for an original amount of $23,689. The current outstanding principal is $10,516.60. The notice states that the Company is unable to deliver shares of its common stock to ROCWAL in partial conversion of the note, because it lacks authorized reserved shares.  In addition to principal, ROCWAL is seeking additional penalties and fees.

On January 11, 2016, the Company issued a Convertible note in the amount of $25,000 to SBI Investments, which provides conversion features equal to 55% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, as well as 8% per annum interest, and become due and payable on January 11, 2017. This note requires quarterly interest payments on April 11, 2016, July 11, 2016, October 11, 2016 and the balance on the Maturity Date.

On January 12, 2016, the Company issued a Convertible note in the amount of $50,900 to CareBourn Capital LP, which provides conversion features equal to 55% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, as well as 12% per annum interest, and become due and payable on November 12, 2016.

On January 19, 2016, the Company announced that it has entered into film production and financing agreements for the motion picture Mara (the “Film”).  This is the first film to be produced by the Company, with pre-production expected to begin in March 2016 and principal photography in May 2016.  The Company will be providing the majority of the production services of the Film’s approximate budget of $2.5 Million including but not limited to equipment rental, transportation, and post production.  In addition to the revenue generated by providing the Film with services, the Company expects to recoup its investment of approximately $800,000 in the Film, as described below, plus Twenty Percent (20%) from the Film’s foreign and domestic sales. Once the Film has reached profitability, the Company shall receive profit participation of approximately twenty five percent (25%) from all revenue streams of the Film on a global basis.

FONU2, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On January 6, 2016, the Company entered into a loan agreement by and among Hutton Ventures, LLC, a Delaware limited liability company (“Lender”), Moon River Rentals, LLC, (formerly Studioplex City Rentals, LLC), a Georgia limited liability company and Studioplex City Crews, Inc., a Georgia corporation (together, the “Borrowers”).  Under the terms of the loan agreement, the Company shall receive two loans from the Lender totaling in the aggregate principal amount of up to $879,000, net of upfront costs of the loan of approximately $800,000, to be used exclusively for the production of the Film under the terms and conditions set forth in the loan agreement and the other loan documents.  The loans have an interest rate of eighteen percent (18%) per annum, and no conversion features.  The loans are collateralized by the contracts and receivables of the Film and guaranteed by the Company.

On January 21 2016, the Company entered into an Employment Agreement with Mr. Jeff Maynard, and appointed Mr. Maynard as Head of Post Production. Under the terms of the agreement, Mr. Maynard will report to the CEO and COO and will be responsible for managing all post-production activities including budgeting, procedures, cost control, capital expenditure and delivery on all projects. Duties will also include, supervision of all visual effects activities of the company including budgeting, procedures, cost control, capital expenditure and delivery on all projects. Employment with the Company begins on the date that the first motion picture produced by the Company commences pre-production.

On January 27, 2016 the Company received an Notice of Default stating that: Studioplex City Rentals, LLC (“SCR”) is in default of its obligations to Applebox Productions, Inc. (“ABP”) for failure to pay the $15,000 balance due for November 2015, failure to pay the $25,000 payment due for December 2015, failure to pay the $25,000 due for January 2016, and failure to pay the $7,500 in attorneys’ fees incurred in pursuit of collection of such past due amounts, all pursuant to the Amended and Restated Promissory Note dated as of October 30, 2015 (the “Note”). ABP is making a demand for immediate payment of $72,500. This note is secured by the equipment and vehicles purchased from ABP and a personal guaranty from Mr. Jake Shapiro, chairman of the Registrant. Exclusive of several vehicles, ABP’s rights are fully subordinated to Loeb Term Solutions (the senior lender). At this time the Company is current with the senior lender.

On March 7, 2016, the Company issued a Convertible note in the amount of $10,000 to LG Capital, which provides conversion features equal to 55% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, as well as 8% per annum interest, and become due and payable on March 7, 2017.

On March 7, 2016, the Company issued a Convertible note in the amount of $10,000 to SBI Investments, which provides conversion features equal to 55% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, as well as 8% per annum interest, and become due and payable on March 7, 2017.

On March 11, 2016, the Company issued a Convertible note in the amount of $13,000 to CareBourn Capital LP, which provides conversion features equal to 55% of the lowest trading price of the Company’s common stock for the last 20 trading days prior to conversion, as well as 12% per annum interest, and become due and payable on December 11, 2016.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, Our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of September 30, 2015, Our internal control over financial reporting was not effective, due primarily to lack of adequate internal controls and the lack of an audit committee with a financial expert.  The most significant material weaknesses that led management to this conclusion are the lack of segregation of duties, and failure in the operation of controls over stock based compensation and derivative liabilities.

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

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation

Roger Miguel	Director President CEO CFO	9/11/2013 10/1/2014 10/1/2014 10/3/2014	* 3/1/2015

Jake Shapiro	Chairman	12/08/2014

Joseph Giamichael	Chairman of Audit Committee	3/1/2015	9/23/2015

Graham Bradstreet	Chief Financial Officer	3/1/2015

Alice Neuhauser	Chief Operating Officer	3/1/2015

* These persons presently serve in the capacities indicated.

Business Experience

Mr. Roger Miguel is 59 years old. Mr. Miguel graduated from The University of Toronto in 1979 with an Honors BA in Commerce and Economics and has over 30 years experience in the information technology industry.  Mr. Miguel has been the chief executive officer of the Company since October 1, 2014, and has been a director of the Company since September 11, 2013. He served as our chief financial officer from October 3, 2014 through March 1, 2015. He currently is serving as chief operating officer at the registrant’s wholly-owned subsidiary, FONU2 CCN, Inc. which includes responsibility for all corporate and administrative functions, sales, marketing, contract negotiations and strategic partnerships.  Previously, Mr. Miguel held senior management positions with some of the worlds largest Computer Services Outsourcing Companies (EDS/HP, Computer Sciences Corp, Xerox Business Services).  He managed application services outsourcing across wide variety of industries and provided large account management with major clients such as General Motors, Sears and the Government of Ontario, Canada. Served as Regional Applications Services Manager for CSC in the U.S. Midwest region, Application Service Center Director (900 employees) for South East US, and Services Director of Global Process Management for the Americas and the Zurich Financial Services global account.  Successfully managed all aspects of the business including participating in several successful CMMI Level 3, ISO 9K, ISO 20K certifications, large program and product management, business process re-engineering, and business process outsourcing. There are no family relationships between Mr. Miguel and any other director, executive officer or person nominated or chosen by the registrant to become a director or executive officer.

Mr. Jake Shapiro is 44 years old. Mr. Shapiro has served as a founder or co-founder of several technology and commercial product companies and has helped structure and/or finance companies in Asia, South America, Australia, Western Europe, Eastern Europe, and North America. Shapiro is also a former Principal and Vice President from M.H. Meyerson & Company, where he served as a Senior Equities Trader, servicing clients such as Goldman Sachs, Lehman Brothers, and Deutsche Bank. Mr. Shapiro currently serves as the registrant’s Chairman of the Board, and has held this position since December 8, 2014. In October 2014, Mr. Shapiro formed Eagle Productions, LLC, a film production company for the production of the film Effa. In July 2014, Mr. Shapiro formed Studioplex City Rentals, LLC, a production rental company. There are no family relationships between Mr. Shapiro and any other director, executive officer or person nominated or chosen by the registrant to become a director or executive officer. Mr. Shapiro is a former officer of Moon River and still owns 40,000,00 preferred shares which gives him voting control of Moon River. Mr. Shapiro is a member of the Effingham Country Rotary Club, and serves as a member of the Effingham County Chamber of Commerce Tourism Committee.

Mr. Joseph Giamichael is 44 years old. Mr. Giamichael is the founder and Chief Executive Officer of Umbrella Research and Advisory, an emerging growth research and advisory financial services boutique. He has extensive capital markets experience, including over a decade as a publishing analyst and several years as a trader with an emphasis on special situations, as well as having served as an advisor to a middle markets-oriented private equity firm. Mr. Giamichael earned his Bachelor of Science degree from Skidmore College and was previously employed by Global Hunter Securities LLC, Rodman and Renshaw LLC, CJS Securities LLC, and Knight Capital Group. Mr. Giamichael currently serves as the Company’s Chairman of the Audit Committee. There are no family relationships between Mr. Giamichael and any other director, executive officer or person nominated or chosen by the Company to become a director or executive officer

Mr. Giamichael resigned as a director of the Company and as Chairman of the Company’s Audit Committee on September 23, 2015.

Graham Bradstreet, age 63, is the Chief Financial Officer. He has held this position since March 1, 2015.  His position will last for one year, and is renewable at the yearly shareholder meeting.  There is no family relationship between Mr. Bradstreet and any other member of the registrant, nor any material plans, contracts, or arrangements to which Mr. Bradstreet is a party. From 2000 through today, Mr. Bradstreet has worked as a consultant to various entities and was the executive producer for the movie 360.  From August 2012 through February 27, 2015, he worked as a financial consultant for Moon River Studios, Inc.  From 1997 through 2001, he was the founder and director of ICE Media, which managed insurance-backed film financing. Mr. Bradstreet qualified as a chartered accountant in New Zealand in 1974.

Alice Neuhauser, age 53, is the Registrant’s Chief Operating Officer. She has held this position since March 10, 2015. Ms. Neuhauser has a broad range of operational entertainment experience in financial management, establishment and oversight of corporate, legal and accounting procedures, and business development and strategic planning. Over the course of her career, Ms. Neuhauser has arranged and managed project financing for motion pictures ranging in budget from $2 million to $100 million each, totaling approximately one half a billion dollars. Such financings included some of the largest independently financed pictures including Terminator 2 (starring Arnold Schwarzenegger) and Cliffhanger (starring Sylvester Stallone). Ms. Neuhauser also managed two $100 million revolving film production credit facilities with two separate syndicates of banks, which helped finance such movies as Basic Instinct (starring Michael Douglas and Sharon Stone) and Total Recall (starring Arnold Schwarzenegger and Sharon Stone). Alice developed a $100 million motion picture and television production facility from concept through 100% utilization. This 22-1/2 acre studio lot includes 14 state-of-the-art sound states, eight production buildings, a commissary, a four-story office building, and a parking garage. Alice is an honors graduate of Harvard College and earned her MBA from the Anderson School of Management at UCLA.

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

Involvement in Certain Legal Proceedings

During the past ten years, no director, promoter or control person:

●	has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing, exclusive of Mr. Shapiro who served as an officer for 360 Global Wine Company, which declared voluntary bankruptcy on March 7, 2007;

●	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

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

Corporate Governance

Nominating Committee

During the year ended September 30, 2015, there were no changes in the procedures by which security holders may recommend nominees to the Company’s board of directors. The Company does not presently have a nominating committee for members of its board of directors.  Nominations are considered by the entire board.

Committees of the Board of Directors

The Company’s compensation committee and audit committee are managed under the direction of its board of directors.

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

Annual Meeting

The annual meeting of FONU2 stockholders is expected to be held at a future date as soon as practicable. This will be an annual meeting of stockholders for the election of directors. The annual meeting will be held at FONU2’s principal office or at such other place as permitted by the laws of the State of Nevada and on such date as may be fixed from time to time by resolution of FONU2’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and Board of Directors members during the fiscal years ended September 30, 2015 and 2014. The table sets forth this information for salary, bonus, and certain other compensation to the Board of Directors members and named executive officers for the past three fiscal years and includes all Board of Directors members and officers as of September 30, 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
	9/30/14			2,000,000				11,000
Robert B. Lees President, CEO and CFO	9/30/13 9/30/12 9/30/11		(1) 36,400 0	0 0 0	(1) 75,000 0	0 0 0	0 0 0	8,000 0 0	(1) 111,400 0
Nicole Leigh,	9/30/14			750,000				$46,100
Secretary and Chief Marketing Officer	9/30/13 9/30/12 9/30/11		(1) 36,400 0	0 0 0	(1) 75,000 0	0 0 0	0 0 0	0 0 0	(1) 111,400 0
Roger Miguel COO	9/30/14			2,000,000				17,000
Roger Miguel CEO	9/30/15			300,500				41,000
Jake Shapiro Chairman	9/30/15			6,250				78,015
G. Bradstreet CFO	9/30/15			0				77,500
A Neuhauser COO	9/30/15			0				60,000

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

The Company paid Mr. Miguel $4,00 per month beginning on December 1, 2015 and Mr. Shapiro, Mr Bradstreet and Ms Neuhauser $7,500 per month starting on March 1, 2016. In addition Mr. Miguel was issued 200,000 pre-split (500 post-split) common shares from two quarterly performance bonus and 300,000 post-slit (120,000,000 pre-split) common shares as consideration for management services rendered. Mr. Jake Shapiro was issued 2,500,000 pre-split (6,250 post-split) preferred shares as payment for the purchase of Studioplex City, LLC.

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

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

FONU2 does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended September 31, 2015 and 2014.

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

Stock Option Plan

None; Not applicable.

Compensation of Directors

Mr. Shapiro receives a salary of $7,500 per month.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 30, 2015, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Security Ownership of Management

The following table sets forth the common share holdings of the Company’s directors and executive officers:

Name and Address of Shareholder	Shares Beneficially Owned	Percentage of Class Owned(1)	Voting Percentage
Roger Miguel 135 Goshen Road Ext., Suite 205 Rincon, GA 31326	965,796 Common	0.26%	0.26%

Jake Shapiro 135 Goshen Road Ext., Suite 205	0 Common(2)	0.00%	0.00%
Rincon, GA 31326	6,250 Series B Preferred	100.00%	0.83%

Graham Bradstreet 135 Goshen Road Ext., Suite 205 Rincon, GA 31326	0 Common	0.00%	0.00%

Alice Neuhauser 135 Goshen Road Ext., Suite 205 Rincon, GA 31326	0 Common	0.00%	0.00%

Officers and Directors as a	965,796 Common	0.26%	0.26%
Group (4 persons)	6,250 Series B Preferred	100.00%	0.83%

Eagle Productions LLC(3) 135 Goshen Road Ext., Suite 205 Rincon, GA 31326	166,666,667 Common	44.75%	44.38%

(1) Based on 247,087,861 common shares outstanding as of June 30, 2015. Represents common shares owned by Moon River.

(2) Mr. Shapiro, Our chairman of the board, currently retains ownership of 40,000,000 preferred shares in Moon River Studios, Inc. (formally Medient Studios, Inc.). As a result, Mr. Shapiro has investment and voting control over the Registrant’s common shares owned by Moon River Studios, Inc.

(3) Eagle Productions, LLC (“Eagle”) is managed by Wendi Laski, an unrelated party. As per the Rights Acquisition Agreement, Eagle has pledged its shares to Jake Shapiro, our Chairman of the Board. On October 26, 2015, the Eagle shares were canceled and returned to Treasury.

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

Promoters and Control Person

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

Related Party Notes Payable

On August 5, 2014, the Company borrowed $18,000 from Robert Lees, a former related party in the form of a note payable. The note accrues interest at a rate of 12 percent per annum, is unsecured, and is due on demand. On August 17, 2015, Mr. Lees was paid $20,200 ($18,000 principal and $2,200 interest) in satisfaction of this note. As of September 30, 2015 and September 30, 2014, the Company had a total of $0 and $18,000 in outstanding related party notes payable respectively.

On September 30, 2015 Jake Shapiro, Chairman of FONU2 lent the Company $2,000 (“Director Loan”). The Director Loan is unsecured, bears no interest and is repayable on demand. As at September 30, 2015 and the date of filing the amount outstanding remains at $2,000 and there has been no demand for repayment

Acquisitions from Related Parties

On February 27, 2015, the Company entered into a Rights Acquisition and Investment Agreement with Eagle Productions, LLC, (“Eagle”) which was originally formed by Mr. Jake Shapiro, (chairman of the Company) and is controlled by Wendy Laski an unrelated third party. Under this agreement, the Company will acquire the worldwide distribution rights and will invest in the movie, Effa. The Company will be the sole and exclusive beneficiary of the worldwide exploitation rights of the picture for all purposes, in perpetuity. The Company has approval of all projects, schedules, budgets and expenditures. The Company intends to advance a portion of the budget of the picture, consisting of $10,000,000 in restricted common shares at a value of $0.06 per share. On February 27, 2015, the Company issued 166,666,667 common shares at $0.06 per common share to Eagle to acquire the worldwide distribution rights for the film Effa, as described above. This agreement was subsequently canceled, the shares were returned to the Company’s treasury, and Eagle was dissolved.

On April 17, 2015, the Company acquired 100% of the share capital of Moon River Rentals, LLC (formerly Studioplex City Rentals, LLC) (“MRR”). The shares were purchased from Mr. Jake Shapiro, chairman of the Company’s board, for a purchase price of $100. As at the date of the acquisition of the shares, and through June 30, 2015, MRR had not generated revenues. On March 26, 2015, MRR had entered a Purchase and Sale Agreement with Applebox Productions, Inc. under which it agreed to purchase various film equipment, intended for rental. The acquisition was completed on July 2, 2015, and to September 30, 2015 MRR has generated $18,611 in revenue.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5, and amendment thereto, filed during the most recently completed fiscal year, and since then, the Company has determined that the following persons failed to file the following Section 16(a) forms on a timely basis:

Jeffrey M. Pollitt, former officer, Form 4 relating to the disposition of 37,500 shares of common stock on February 27, 2013 and relating to various transactions beginning on July 3, 2013.

Robert B. Lees, former officer and director, Form 5 relating to various transactions during the 2013 fiscal year.

Nicole Leigh, officer and director, Form 5 relating to various transactions during the 2013 fiscal year.

J & S Funding Group, LLC, an affiliate, Form 3 relating to acquisition of a number of shares of common stock triggering the Form 3 filing requirement on November 19, 2013 and relating to various transactions during the 2014 fiscal year.

Parents of the Smaller Reporting Company

FONU2 has no parents.

Director Independence

The Company does not have any independent directors serving on its board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended September 30, 2015, and 2014:

Fee category	2015	2014

Audit fees - Malone Bailey	$50,000	$24,035
- The Hall Group	5,000	15,000
Audit-related fees	$5,100	$0
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$60,100	$39,035

Audit Fees

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company does not have an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by Our principal accountant are performed pursuant to a written engagement letter between Us and the principal accountant.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Balance Sheets as of September 30, 2015 and 2014

Statements of Operations for the Years Ended September 30, 2015 and 2014

Statements of Stockholders' Deficit for the Period from September 30, 2012 through September 30, 2015

Statements of Cash Flows for the years ended September 30, 2015 and 2014

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

No.	Description	Filed With	Date Filed
3.1	Articles of Incorporation	Form 10 SB 12G	February 28, 2002
3.2	Certificate of Amendment	Form 10 SB 12G	February 28, 2002
3.3	Certificate of Amendment	Form 8-K	September 17, 2004
3.4	Certificate of Amendment	Form 8-K	August 24, 2010
3.5	Certificate of Amendment	Form 8-K	April 12, 2012
3.6	Bylaws	Form 10 SB 12G	February 28, 2002
10.1	Warrant Amendment Agreement	Form 8-K	October 2, 2009
10.2	Investment Banking and Advisory Agreement	Form 8-K	November 20, 2009
10.3	Placement Agreement	Form 8-K	November 20, 2009
10.4	Securities Purchase Agreement	Form 8-K	May 10, 2010
10.5	Convertible Promissory Note with Asher	Form 8-K	May 10, 2010
10.6	Amendment to Asher Convertible Promissory Note	Form 8-K	September 14, 2010
10.7	Agreement and Plan of Reorganization	Form 8-K	March 6, 2012
10.8	Jeffrey Pollitt Executive Employment Agreement	Form 8-K	March 29, 2012
10.9	Robert Lees Executive Employment Agreement	Form 8-K	March 29, 2012
10.10	Nicole Leigh Executive Employment Agreement	Form 8-K	March 29, 2012
10.11	Mark Simpson Executive Employment Agreement	Form 8-K	March 29, 2012
10.12	William Lavenia Independent Contractor Agreement	Form 8-K	March 29, 2012
10.13	Jeff Olweean Independent Contractor Agreement	Form 8-K	March 29, 2012
10.14	Redemption Agreement with HMBL Trust	Form 8-K	October 24, 2012
10.15	Securities Purchase Agreement with Asher	Form 8-K	March 19, 2013
10.16	Convertible Promissory Note with Asher	Form 8-K	March 19, 2013
10.17	Securities Purchase Agreement with Asher	Form 8-K	July 1, 2013
10.18	Convertible Promissory Note with Asher	Form 8-K	July 1, 2013
10.19	Consulting Agreement with EquityGroups, LLC	Form 8-K	August 13, 2013
10.20	Securities Purchase Agreement with Asher	Form 8-K	November 19, 2013
10.21	Convertible Promissory Note with Asher	Form 8-K	November 19, 2013
10.22	Securities Purchase Agreement with Asher	Form 8-K	January 31, 2014
10.23	Convertible Promissory Note with Asher	Form 8-K	January 31, 2014
10.24	Agreement with Maximum Performance Advisors	Form 8-K	February 3, 2014
10.25	Asset Purchase Agreement	Form 8-K	December 12, 2014
10.26	Lease Purchase & Assignment Agreement	Form 8-K	10-Feb-15
10.27	Agreement re Worldwide Rights Acquisition and Investment	Form 8-K	3-Mar-15
10.28	Secured Promissory Note	Form 8-K	8-Jun-15
10.29	Pledge and Security Agreement	Form 8-K	8-Jun-15
10.3	Purchase and Sale Agreement between Apple Box Productions, Inc. and Studioplex C ity Rentals, LLC	Form 8-K	8-Jul-15
10.31	Promissory Notefrom Studioplex City Rentals, LLC to Apple Box Productions, Inc.	Form 8-K	8-Jul-15
10.32	Security Agreement between Apple Box Productions, Inc. and Studioplex City Rentals, LLC	Form 8-K	8-Jul-15
10.33	Term Promissory Note from Studioplex City Rentals, LLC to LOE Terms Solution, LLC	Form 8-K	8-Jul-15
10.34	Mammoth Settlement Agreement	Form 8-K	30-Oct-15
10.35	Magna Yellow Distribution Agreement	Form 8-K	30-Oct-15
10.36	Memorandum of Understanding with Effingham County Industrial Development Authority	Form 8-K	30-Oct-15
10.37	Mutual Release Agreement between Studioplex City, LLC, a Georgia corporation, Nutmeg Productions, Inc. and Parkway Productions, Inc. dated November 4, 2015	Form 8-K	6-Nov-15
10.38	Mutual Release Agreement between registrant and Eagle Productions, LLC, a Georgia corporation, dated November 9, 2015	Form 8-K	9-Nov-15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2016	/s/ Roger Miguel
Roger Miguel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 2016	/s/ Roger Miguel
Roger Miguel
Chief Executive Officer
Director

March 31, 2016	/s/ Jake Shapiro
Chairman of the Board

March 31, 2016	/s/ Graham Bradstreet
Chief Financial Officer

